Form 10-Q
period 2011-06-30
Jasper Explorations Inc.
filed 2012-03-14
CIK 1506814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 333-171373

JASPER EXPLORATIONS INC.
(Exact name of Registrant as specified in its charter)

Nevada	26-2801338
(State or other jurisdiction	(I.R.S.Employer
of incorporation or organization)	Identification No.)

 9012-100 St.
Westlock, Alberta, T7P 2L4
Telephone 780-349-1755
(Address of principal executive offices)
(Registrant's telephone number,
including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

We had a total of 30,000,000 shares of common stock issued and outstanding at February 14, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Transitional Small Business Disclosure Format:
Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

Jasper Explorations Inc.
(An Exploration Stage Company)
Balance Sheets
(Stated in US Dollars)

	June 30	December 31
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	3,497	8,997
Total current assets	3,497	8,997

Total assets	3,497	8,997

Liabilities and Stockholder's Equity(Deficit)
Current liabilities
Accrued expenses	2,250	-
Convertible loan payable - related party	1,500	1,500
Total current liabilities	3,750	1,500

Total liabilities	3,750	1,500

Stockholder's Equity (Deficit)
Common stock, $0.001 par value 75,000,000 common shares authorized 30,000,000 shares issued and outstanding	30,000	30,000
Deficit accumulated during exploration stage	(30,253)	(22,503)
Total stockholder's equity (deficit)	(253)	7,497

Total liabilities and stockholder's equity(deficit)	3,497	8,997

The accompanying notes are an integral part of these financial statements.

Jasper Explorations Inc.
(An Exploration Stage Company)
Statements of Operations
(Stated in US Dollars)

					From inception
	For the three months	For the three months	For the six months	For the six months	(December 18,
	ending	ending	ending	ending	2008) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
Impairment loss on mineral claims	-	-	-	-	15,000
Accounting & professional fees	4,250	-	7,750	-	15,253
Total expenses	4,250	-	7,750	-	30,253

Net loss from operations	(4,250)	-	(7,750)	-	(30,253)

Net loss	$(4,250)	$-	$(7,750)	$-	$(30,253)

Basic loss per common share	(0.0001)	(0.00000)	(0.0003)	(0.00000)

Weighted average number of common shares- basic	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

Jasper Explorations Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

			From inception
	For the six months	For the six months	(December 18, 2008)
	ending	ending	to
	June 30,	June 30,	June 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(7,750)	$-	$(30,253)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss of mineral claims	-	-	15,000
Changes in operating assets and liabilities
Increase in accrued expenses	2,250		2,250
Net cash used in operating activities	(5,500)	-	(13,003)

Investing Activities
Purchase of mineral claim	-	-	(15,000)
Net cash used in investing activities	-	-	(15,000)

Financing Activities

Proceeds from convertible loan payable - related party	-	-	1,500
Proceeds on sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	31,500

Net increase(decrease) in cash	(5,500)	-	3,497

Cash at beginning of period	8,997	-	-
Cash at end of period	$3,497	$-	$3,497

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

The accompanying notes are an integral part of the financial statements part of these financial statements.

JASPER EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001.

The company was organized for the purpose of acquiring and exploring mineral claims. The company acquired a mineral claim with unknown reserves. The company does not presently have any operations and is considered to be in the exploration stage.

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of June 30, 2011, the Company has not fully commenced nor has it received revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information refer to the financial statements and footnotes thereto included in our form S-1 for the year ended December 31, 2010 filed on July 07, 2011.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

JASPER EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Definition of Fiscal Year

The Company’s fiscal year is December 31.

Accounting Methods

The company recognizes income and expenses based on the accrual method of accounting. The Basis is United States generally accepted accounting principles.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less when purchased. Cash and cash equivalents are on deposit with financial institutions without restrictions.

Income Tax

The company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reverse. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are presented. For all periods presented, the Company has sustained losses, which would make use of equivalent shares antidilutive and, as such, the calculation has not been included.

JASPER EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. The Company currently has no revenue to date.

Advertising and Market Development

The company expenses advertising and market development costs as research data expenses.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under FASB ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10 through 15-5, Impairment or Disposal of Long-Lived Assets.

Environmental Requirements

At the report date, environmental requirements related to a formally held mineral claim are unknown and therefore any estimate of future costs cannot be made.

Mineral Property Acquisitions Costs

Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with FASB Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests.

JASPER EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

This, however, involves further risks in addition to those factors applicable to mineral interests where proven and proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting pronouncements and deemed that they were immaterial.

4. ACQUISITION OF A MINERAL CLAIM

During 2010 the company acquired mineral claims for $15,000 known as the Red Streak Jasper Property, located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada consisting of two (2) claim units consisting of a total of 12 cells located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada. The total claim area is 247.45 hectares. The acquisitions costs have been impaired and expensed during 2010 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable as per ASC Topic 360 for Plant, Property, and Equipment and management analysis of Impairment.

5. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debtholder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty. As at June 30, 2011 and December 31, 2010, the balance in note payable account is $1,500 and $1,500.

6. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

There are no other issuances of common stock for the six months period ended June 30, 2011.

JASPER EXPLORATIONS INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 100% of the issued and outstanding common stock of the Company. On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debt holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty.

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

OVERVIEW

Jasper Explorations Inc. was incorporated in the State of Nevada as a for-profit company on December 18, 2008. The company was organized for the purpose of acquiring and exploring mineral claims. The company acquired a mineral claim with unknown reserves. The company does not presently have any operations and is considered to be in the exploration stage.

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2011 we had $3,497 in cash on hand. We incurred operating expenses in the amount of $ 4,250 in the quarter ended June 30, 2011.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity or debt financing to fund our operations over the next 12 months. Management cautions that financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If we are unsuccessful in raising the additional proceeds through equity financing we will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. If the company cannot raise proceeds via a financing through its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the company would lose all of their investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for current operations. We will use third party consultants should we require assistance in any activities.

OFF BALANCE SHEET ARRANGMENT

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of June 30, 2011 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2011 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not affect the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can affect the Company's results and its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2011.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1

Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1

Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1)	Filed with the SEC as an exhibit to our Form S-1 Registration Statement

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2012

Signature	Title
_____________________	_________________

By: /s/ Robert Denman
Chief Executive Officer,	Date: March 13, 2012
_____________________

Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)