Form 10-Q
period 2011-09-30
Jasper Explorations Inc.
filed 2012-03-14
CIK 1506814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

Jasper Explorations Inc.
(An Exploration Stage Company)
Balance Sheets
(Stated in US Dollars)

	September 30	December 31
	2011	2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash	3,497	8,997
Total current assets	3,497	8,997

Total assets	3,497	8,997

Liabilities and Stockholder's Equity(Deficit)
Current liabilities
Accrued expenses	2,250	-
Convertible loan payable - related party	1,500	1,500
Total current liabilities	3,750	1,500

Total liabilities	3,750	1,500

Stockholder's Equity (Deficit)
Common stock, $0.001 par value
75,000,000 common shares authorized
30,000,000 shares issued and outstanding	30,000	30,000
Deficit accumulated during exploration stage	(30,253)	(22,503)
Total stockholder's equity (deficit)	(253)	7,497

Total liabilities and stockholder's equity(deficit)	3,497	8,997

The accompanying notes are an integral part of these financial statements.

Jasper Explorations Inc.
(An Exploration Stage Company)
Statements of Operations
(Stated in US Dollars)

					From inception
					(December 18,
	For the three months	For the three months	For the nine	For the nine	2008) to
	ending	ending	months ending	months ending	September
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-	$-

Expenses
Impairment loss on mineral claims	-		-	-	15,000
Accounting & professional fees	0	-	7,750	-	15,253
Total expenses	-	-	7,750	-	30,253

Net loss from operations	-	-	(7,750)	-	(30,253)

Net loss	$-	$-	$(7,750)	$-	$(30,253)

Basic loss per common share	(0.00000)	(0.00000)	(0.0003)	(0.00000)

Weighted average number of common shares- basic	30,000,000	30,000,000	30,000,000	30,000,000

The accompanying notes are an integral part of these financial statements.

Jasper Explorations Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

			From inception
			(December 18, 2008)
	For the nine months	For the nine months	to
	ending	ending	September 30,
	September 30, 2011	September 30, 2010	2011
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(7,750)	$-	$(30,253)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment loss of mineral claims	-	-	15,000
Changes in operating assets and liabilities
Increase in accrued expenses	2,250		2,250
Net cash used in operating activities	(5,500)	-	(13,003)

Investing Activities
Purchase of mineral claim	-	-	(15,000)
Net cash used in investing activities	-	-	(15,000)

Financing Activities

Proceeds from convertible loan payable - related party	-	-	1,500
Proceeds on sale of common stock	-	-	30,000

Net cash provided by financing activities	-	-	31,500

Net increase(decrease) in cash	(5,500)	-	3,497

Cash at beginning of period	8,997	-	-
Cash at end of period	$3,497	$-	$3,497

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

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

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of September 30, 2011, the Company has not fully commenced nor has it received revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the Nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information refer to the financial statements and footnotes thereto included in our form S-1 for the year ended December 31, 2010 filed on July 07, 2011.

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

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting pronouncements and deemed that they were immaterial."

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

5. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debtholder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty. As at September 30, 2011 and December 31, 2010, the balance in note payable account is $1,500 and $1,500.

6. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

There are no other issuances of common stock for the nine months period ended September 30, 2011.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended September 30, 2011 we had $3,497 in cash on hand. We incurred operating expenses in the amount of $0 in the quarter ended September 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, and are not required to provide the information under this item.

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

As of September 30, 2011 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as September 30, 2011 and communicated the matters to our management.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2011.

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

(1) Filed with the SEC as an exhibit to our Form S-1 Registration Statement.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2012

Signature	Title
____________________	___________________

By: /s/ Robert Denman
Chief Executive Officer,	Date: March 13, 2012
____________________

ROBERT DENMAN
Chief Financial Officer,
President, Secretary, Treasurer
and Director (Principal Executive
Officer and Principal Accounting Officer)