Form 10-K
period 2011-12-31
Jasper Explorations Inc.
filed 2012-06-14
CIK 1506814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-171373

JASPER EXPLORATIONS, INC.
(Exact name of registrant as specified in charter)

Nevada	26-2801338
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

9012 – 100 St
Westlock, Alberta, Canada	T7P 2L4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (780) 349-1755

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. [X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a small reporting company)	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

May 31, 2012 : 30,100,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes.

PART I

ITEM 1.  BUSINESS

History and Organization

Jasper Explorations Inc. (fka Jubilee Resources Inc.), was organized under the laws of the State of Nevada on December 18, 2008, to explore mineral properties in North America.

Jasper Explorations Inc. (fka Jubilee Resources Inc .) is engaged in the exploration for copper, molybdenum and other minerals. The Company has acquired twelve (12) claim units located about near Nimpkish Lake, Northern Vancouver Island, about 300 kilometers northwest of Vancouver, BC, Canada. The total claim area is 247.45 hectares. We refer to these mining claims as the Red Streak Jasper Property.

We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer." Our auditors have issued a going concern opinion, raising substantial doubt about Jasper’s financial prospects and the Company’s ability to continue as a going concern. We require an estimated total of $280,300 to implement the three phases of our business plan. We currently have not implemented our business plan.

We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. Securities laws define a “blank check company” as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

With its current assets, the Company can remain operational through 2011 if it does not complete Phase 1 of its program and only pays the government fees to keep the claims valid. However, the Company plans to raise the capital necessary to fund our business through a private placement and public offering of our common stock. The Company intends to work directly with private places once this registration statement is declared effective. The Company anticipates that they will have either a private placement or additional funding from its founder by Summer 2012 in order to conducts its operations.

Our offices are located at: 9012-100 St. Westlock, Alberta, T7P 2L4

Presently our outstanding share capital is 30,100,000 common shares.   We have no other type of shares either authorized or issued.

Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit report attached to the financial statements dated December 31, 2011.  We have cash as at December 31, 2011 of $nil and have liabilities of $6,921.  Since our inception we have incurred accumulated losses of $37,021.  We anticipate minimum operating expenses for the next twelve months of $110,300 (refer to page 20).  It is extremely unlikely we will earn any revenue for a minimum of 5 years.  We do not have any employees either full or part time.

Jasper  is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-K and Form 10-Qs.

The shareholders may read and copy any material filed byJasper with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330 The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Jasper has filed electronically with the SEC by assessing the website using the following address:   http://www.sec.gov .   Jasper has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Jasper and the notes, which forms an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10-K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected and the price of our common stock could decline on the OTC Bulletin Board (the “OTCBB”).

ITEM 1A. RISK FACTORS

Risks Associated with our Company:

1)	The Company has never earned a profit and we are currently operating under a net loss. There is no guarantee that we will ever earn a profit.

From our inception to the year ended on December 31, 2011 the Company has not generated any revenue. Rather, the Company incurred a net loss of $37,021 from inception (December 18, 2008) through December 31, 2011. The Company does not currently have any revenue producing operations. The Company is not currently operating profitably, and it should be anticipated that it will operate at a loss at least until such time when the production stage is achieved, if production is, in fact, ever achieved.

2)	If we do not obtain additional financing, our business will fail.

We will need to obtain additional financing in order to complete our business plan. We currently do not have any operations and we have no income. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program and based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. We will require financing in order to conduct the exploration program described in the section entitled, "Business of the Issuer.” We need to raise $20,300 to complete the first phase of our exploration program and $280,300 to complete all three phases of our program. We do not have any arrangements for financing and we may not be able to find such financing if required. We will need to obtain additional financing to operate our business for the next twelve months, and if we do not our business will fail. We will raise the capital necessary to fund our business through a Prospectus and public offering of our common stock. Obtaining additional financing would be subject to a number of factors, including investor acceptance of mineral claims and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

3)	Our company was recently formed, and we have not proven that we can generate a profit. If we fail to generate income and achieve profitability an investment in our securities may be worthless.

We have no operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, your investment in our common stock will become worthless. From inception to the period ended on December 31, 2011, we incurred a net loss of $37,021 and did not earn any revenue. The Company does not currently have any revenue producing operations.

4)	We have no operating history. There can be no assurance that we will be successful in our mineral exploration activities.

The Company has no history of operations. As a result of our brief operating history, there can be no assurance that that we will be successful exploring for copper, molybdenum or other minerals. Our future performance will depend upon our management and its ability to locate and negotiate additional exploration opportunities in which we can participate. There can be no assurance that we will be successful in these efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that the Company's operations will be profitable.

5)	We are controlled by Mr. Robert Denman, our sole executive officer and director, and, as such, you may have no effective voice in our management.

Upon the completion of this offering, Mr. Robert Denman, our sole Executive Officer Director, will beneficially own approximately 66% of our issued and outstanding common stock. Mr. Denman will exercise control over all matters requiring stockholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

6)	We are solely governed by Mr. Robert Denman, our sole executive officer and director, and, as such, there may be significant risk to the Company of a conflict of interest.

Mr. Robert Denman, our sole Executive Officer and Director, makes decisions such as the approval of related party transactions, the compensation of Executive Officers, and the oversight of the accounting function. There will be no segregation of executive duties and there may not be effective disclosure and accounting controls to comply with applicable laws and regulations, which could result in fines, penalties and assessments against us. Accordingly, the inherent controls that arise from the segregation of executive duties may not prevail. In addition, Mr. Denman will exercise full control over all matters that typically require the approval of a Board of Directors. Mr. Denman’s actions are not subject to the review and approval of a Board of Directors and, as such, there may be significant risk to the Company of a conflict of interest.

Our sole Executive Officer and Director exercises control over all matters requiring stockholder approval including the election of Directors and the approval of significant corporate transactions. Insofar as Mr. Robert Denman makes all decisions as to which projects the Company undertakes, there is a risk of a conflict of interest arising between the duties of Mr. Denman in his role as our sole Executive Officer and his own personal financial and business interests in other business ventures distinct and separate from the interests of the Company. His personal interests may not, during the ordinary course of business, coincide with the interests of the stockholders and, in the absence of the effective segregation of such duties, there is a risk of a conflict of interest. We have not voluntarily implemented various corporate governance measures. As such, stockholders have limited protections against the transactions implemented by Mr. Denman, conflicts of interest and similar matters.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently only have one independent director. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

7)
Because Robert Denman, our sole Executive Officer and Director, has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

It is possible that the demands on Mr. Robert Denman, our sole Executive Officer and Director, from other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. Mr. Denman will devote fewer than 12-15 hours per month or 3-4 per week to the affairs of the Company. In addition, Mr. Denman may not possess sufficient time to manage our business if the demands of managing our business increased substantially.

8)	The imprecision of mineral deposit estimates may prove any resource calculations that we make to be unreliable.

Mineral deposit estimates and related databases are expressions of judgment based on knowledge, mining experience, and analysis of drilling results and industry practices. Valid estimates made at a given time may significantly change when new information becomes available. By their nature, mineral deposit estimates are imprecise and depend upon statistical inferences, which may ultimately prove unreliable. Mineral deposit estimates included here, if any, have not been adjusted in consideration of these risks and, therefore, no assurances can be given that any mineral deposit estimate will ultimately be reclassified as reserves. If the Company's exploration program locates a mineral deposit, there can be no assurances that any of such deposits will ever be classified as reserves.

9)	Mr. Robert Denman has not physically inspected the subject property and does not have current plans to visit the property.

Mr. Denman has not visited the property, but has relied on property reports and other consultants who are knowledgeable with the property. With respect to the further exploration of the property, Mr. Denman does not have any current plans to visit the property but instead intends to hire various professionals and consultants to further explore the property as this work is required. As the Company will rely on third parties, the costs of exploration may be higher than if the Company and its employees engaged in the work themselves. By not visiting the property directly, Mr. Denman will be unable to personally verify the information and results that are presented by third parties.

10)	We are sensitive to fluctuations in the price of copper, which is beyond our control. The price of copper is volatile and price changes are beyond our control.

The price of copper and other minerals can fluctuate. The prices of copper and other minerals have been and will continue to be affected by numerous factors beyond the Company's control. Factors that affect the price of copper include the demand from consumers for products that use copper, economic conditions, over supply from secondary sources and costs of production. Price volatility and downward price pressure, which can lead to lower prices, could have a material adverse effect on the costs or the viability of our projects.

11)	Mineral exploration and prospecting is a highly competitive and speculative business and we may not be successful in seeking available opportunities.

The process of mineral exploration and prospecting is a highly competitive and speculative business. Individuals are not subject to onerous accreditation and licensing requirements prior to beginning mineral exploration and prospecting activities. As such, the company, in seeking available opportunities, will compete with numerous individuals and companies, including established, multi-national companies that have more experience and resources than the Company. The exact number of active competitors at any one time is heavily dependent on current economic conditions; however, statistics provided by the AEBC (The Association for Mineral Exploration, British Columbia), state that approximately 1000 mining companies operate in BC. Each one of these companies can be considered to be in competition with our company for mineral resources in British Columbia. Moreover, the Government of Canada at, http://mmsd1.mms.nrcan.gc.ca/mmsd/exploration/default_e.asp, reports that in 2006, CDN $140.6 billion was spent in mineral exploration activities in British Columbia.

Because we may not have the financial and managerial resources to compete with other companies, we may not be successful in our efforts to acquire projects of value, which may, ultimately, become productive. However, while we compete with other exploration companies for the rights to explore other claims, there is no competition for the exploration or removal of mineral from our claims from other companies, as we have no agreements or obligations that limit our right to explore or remove minerals from our claims.

12)
Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects. The historical trend toward stricter environmental regulation may continue, and, as such, represents an unknown factor in our planning processes.

All mining is regulated by the government agencies at the Federal and Provincial levels of government in Canada. Compliance with such regulation has a material effect on the economics of our operations and the timing of project development. Our primary regulatory costs have been related to obtaining licenses and permits from government agencies before the commencement of mining activities. An environmental impact study that must be obtained on each property in order to obtain governmental approval to mine on the properties is also a part of the overall operating costs of a mining company.

The possibility of more stringent regulations exists in the areas of worker health and safety, the dispositions of wastes, the decommissioning and reclamation of mining and milling sites and other environmental matters, each of which could have an adverse material effect on the costs or the viability of a particular project. Compliance with environmental considerations and permitting could have a material adverse effect on the costs or the viability of our projects.

13)
Mining and exploration activities are subject to extensive regulation by Federal and Provincial Governments in Canada. Any future changes in governments, regulations and policies, could adversely affect the Company's results of operations for a particular period and its long-term business prospects.

Mining and exploration activities are subject to extensive regulation by government. Such regulation relates to production, development, exploration, exports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine and mill reclamation, mine and mill safety, toxic substances and other matters. Compliance with such laws and regulations has increased the costs of exploring, drilling, developing, constructing, operating mines and other facilities. Furthermore, future changes in governments, regulations and policies, could adversely affect the Company's results of operations in a particular period and its long-term business prospects.

The development of mines and related facilities is contingent upon governmental approvals, which are complex and time consuming to obtain and which, depending upon the location of the project, involve various governmental

No matter how much money is spent over the years on the Valolo Claim or the Lucky Thirteen Claim, we might never be able to find a commercially viable ore reserve.  Over the coming years, we could spend a great deal of money on the Valolo Claim and the Lucky Thirteen Claim without finding anything of value.  There is a high probability the Valolo Claim and the Lucky Thirteen Claim do not contain any reserves so any funds spent on exploration will probably be lost.

Risks Associated with owning our Shares:

14.
We anticipate the need to sell additional treasury shares in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

15.	Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

The Company’s common shares may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c)2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose them of. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons

(iv) excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10K contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this Form 10K include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.

Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These forward-looking statements address, among others, such issues as:

•	the amount and nature of future exploration, development and other capital expenditures,

•	mining claims to be drilled,

•	future earnings and cash flow,

•	development projects,

•	exploration prospects,

•	drilling prospects,

•	development and drilling potential,

•	business strategy,

•	expansion and growth of our business and operations, and

•	our estimated financial information.

In evaluating these statements, we believe that it is important that you consider various factors, including the assumptions, risks and uncertainties outlined in this prospectus under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this prospectus. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this prospectus are made as of the date of this prospectus and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

Jasper Explorations Inc. (fka Jubilee Resources Inc.) was incorporated in the State of Nevada on December 18, 2008. It was incorporated for the sole purpose of engaging in mineral exploration. It has always maintained the same business plan from inception to present. During the previous three years, the Company has not filed for bankruptcy, receivership or similar proceeding; and there has not been any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business. The Company changed its name from Jubilee Resources Inc. to Jasper Explorations Inc. in December 2010 in order to reflect the name of its mineral property, the Red Streak Jasper property.

Jasper Explorations Inc., which is also referred to herein as Jasper or the Company, is engaged in the exploration for copper and other minerals. The Company has acquired a copper prospect consisting of two (2) claim units consisting of a total of 12 cells located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada. The total claim area is 247.45 hectares. We refer to these mining claims as the Red Streak Jasper Property.

The Company was incorporated for the purpose of exploring mineral claims in North America. Once the Company identified and purchased the Red Streak Jasper property, the Company decided to change its name to better reflect its business and property.

The short-term strategy of the Company is to explore and further develop the Red Streak Jasper property and to explore its commercial viability. The long-term strategy of the Company is to continue to acquire additional mineral claims that complement its core business.

We are an exploration stage company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Property Acquisition Details

Jasper Explorations Inc. purchased the Red Streak Jasper Property for USD $15,000.

Access

The Red Streak Jasper Property is located near Nimpkish Lake, BC; about 35 minutes drive south of the town of Port McNeill on northern Vancouver Island. The property covers a recently logged area in the vicinity of Kinman Creek, which flows westward into Nimpkish Lake. The property is accessible to 4 wheel drive vehicles from the Island Highway via Canfor’s Kinman Creek logging road and by recent spurs which cross most of the claims. The property contains strong attributes toward cost-effective property development, including easy access to road, rail, and deep-water transportation facilities.

Fig. 1

RED STREAK JASPER PROPERTY REGIONAL LOCATION MAP

Topography, Climate, Vegetation

The climate of the Nimpkish area is mild and wet, with about 400 cm of precipitation falling annually, mostly as rain. Snowfall covers the higher areas from November to April, but seldom persists at lower elevations for more than a few weeks in mid-winter. First-growth conifer forest formerly covered all of the claims, but recent clear-cut logging has exposed more than half the ground covered by the claims. Karst topography and cave systems are commonly developed in the limestone near watercourses.

Fig.2

RED STREAK JASPER PROPERTY LOCATION MAP

Property Status

The Red Streak Jasper Property currently consists of 247.45 hectares of mineral title. The Company has acquired 2 claim units of twelve (12) cell units located about near Nimpkish Lake, Northern Vancouver Island, about 300 kilometers northwest of Vancouver, BC, Canada. The total claim area is 247.45 hectares. We refer to these mining claims as the Red Streak Jasper Property.

Previous Work

The Nimpkish Lake area has been explored for mineral deposits since the early 1800’s. The Nimpkish Iron Mine on the Nimpkish River was discovered in the late 1800’s, followed by the Kinman Creek Copper and Storey Creek or Smith Copper deposits in the 1920’s. After an initial flurry of development including short underground workings, numerous surface trenches, and diamond drilling in the late 1920’s and early 1930’s, activity in the area slowed greatly. Exploration for magnetite in the 1950’s and 1960’s brought about a resurgence of exploration. The Nimpkish Iron Mine was put into production from 1959 to 1963, producing 1.275 million tonnes of iron from 2.17 million tonnes of ore.

Exploration in the 1980’s and 1990’s concentrated on copper and gold skarns. Prospecting by James Laird in 1988 - 1990 located several promising skarn deposits and a large resource of high-grade white marble on what is now the CBL Property. Initial prospecting was also done over parts the ground covered by the Red Streak Jasper property. A large area of highly altered rusty sediments intruded by granitic rocks in the lower Kinman Creek valley was found to contain widespread small deposits of pyrite, chalcopyrite, sphalerite and galena (BC AR#20092, 1990).

The Red Streak Jasper occurrence was located and staked in the summer of 2002 and has produced a limited amount (<1 tonne) of commercial lapidary-grade red jasper for test marketing. The Nimpkish area has more recently been the subject of several geological assessment reports and a 2005 BC GSB mapping project.

126°55'
126°45'
126°35'
Robson Bight
19
Hwy 28
Nimpkish
Bonanza
Kokish
Tsitika
50°25'
Nimpkish Lake
NOOMAS
PLUTON
BONANZA
PLUTON
Bonanza Lake
Fault
Fault
Fault
50°20'
RED STREAK
PROPERTY
NIMPKISH
NIMPKISH
BATHOLITH
BATHOLITH
17
52
Huson Lake
Bonanza Group
Late Triassic-Middle Jurassic
'Bonanza volcanics': mafic to intermediate lava flows and volcanic breccias, and minor tuffs
Late Triassic
Parson Bay Formation: volcanic breccias interbedded with fine-grained siliciclastic and calcareous sediments
Parson Bay Formation: impure limestone, shale, mudstone, siltstone, minor sandstone and conglomerate
Volcanic breccia in Parson Bay sedimentary units
Vancouver Group
Late Triassic
Quatsino Formation: micritic to bioclastic limestone
Karmutsen Formation: tholeiitic flows, pillow lava, and breccia
Intra-Karmutsen sediment (limestone/marble)
Intra-Karmutsen sediment (siliciclastic)
Plagioclase-megacrystic Karmutsen lavas
0
5
10
kilometres
Island Plutonic Suite
Early-Middle Jurassic
Biotite-hornblende granodiorite and tonalite, plus minor quartz diorite and quartz monzodiorite
Agmatite
17
Bedding
Axis of open synform
High-angle fault
Early Norian conodont fauna
Late Carnian conodont fauna
Barren conodont sample
Beaver Cove section (Muller et al., 1974)

Figure 4. Generalized geology of the Nimpkish map area, northern Vancouver Island.

(From BCDM Paper 17, 2006-1)

Fig. 3

NIMPKISH AREA GEOLOGICAL OVERVIEW

The Nimpkish map-area is underlain by a 5 to 7 km thick stratigraphic sequence of Upper Triassic to Lower Jurassic Vancouver Group sedimentary and volcanic rocks. Mineralization in this stratigraphy generally occurs as skarn-type metal deposits forming in limestone or marble at or near the contact with younger intrusive granitic bodies.

Historically, skarn-type deposits on Vancouver Island have been economically important producers of base and precious metals, and several past mines have been in the multi-million tonne class. Marble deposits of good colour and purity are also presently being mined at several locations on Vancouver and Texada Islands.

Regional Geology and Mineralization

The Nimpkish map area is underlain by a 5 to 7 km thick stratigraphic sequence of Upper Triassic to Lower Jurassic Vancouver Group sedimentary and volcanic rocks. The sequence is composed of Upper Triassic Karmutsen Formation marine mafic volcanics, overlain by Quatsino Formation limestone/marble, and Parson’s Bay Formation calcareous sediments and tuffs, succeeded by the dominantly andesitic Lower Jurassic Bonanza Group Volcanics. All of these units have been intruded and metamorphosed by a large Jurassic granodiorite pluton called the Nimpkish Batholith. Major uplift, folding and faulting preceded and accompanied emplacement of the multi-phase granitic rocks and related skarn mineralization. Marble development is common in the Quatsino limestone proximal to intrusions.

Skarn-hosted mineralization in the Nimpkish area is most often found along the contact of limestone and intrusive rocks (exoskarn); in limestone-hosted sulphide-rich mantos and replacements; and at the “triple point” contact between the Karmutsen and Quatsino formations and intrusives. Numerous greenstone dikes and small intrusive stocks are found in the limestone adjacent to the major contact zones, and commonly have a “rind” or contact metasomatic zone of skarn minerals and sulphides.

The common skarn minerals present include; green grossularite and red-brown andradite garnet, epidote, diopside, manganese alteration (bustamite), calcite and quartz; with magnetite, chalcopyrite, sphalerite, pyrite, pyrrhotite, limonite and occasionally marcasite, hematite, bornite, covellite, tetrahedrite, galena, molybdenite, malachite, azurite, and greenockite. Other minerals noted in the altered zones include; sericite, biotite, k-feldspar and chlorite and occasionally red jasper, jade-green serpentine, blue to lavender dumortierite, lemon-yellow vesuvianite, and green to black tourmaline.

The property has been physically examined by Greg Thompson, B.Sc., P.Geo. He has informed the Company that significant surface exploration potential still exists in the Nimpkish area.

Fig. 4

RED STREAK AREA STRATIGRAPHIC COLUMN

Fig.5

RED STREAK JASPER PROPERTY MAP

Red Streak Jasper property Geology and Mineralization

The main rock units exposed on the Red Streak Jasper property are Parson’s Bay Formation sediments and volcaniclastics, granodiorite of the Island Intrusions Plutonic Suite, and a limited area of Karmutsen Formation Basalt along the eastern edge of the property.

The Parson’s Bay Formation is a complex limestone and volcaniclastic sediment package with rapid vertical and lateral changes in facies. Rock types include black limestone, thin-bedded cherty tuffaceous limestone, agglomeratic limestone, grey coralline limestone reefs, thin-bedded calcareous argillite, and quartzite. Marine fossils are common in some units and are usually well preserved. Andesite flows, sills, breccias and dikes representing the earliest stages of the Bonanza Volcanics are locally present. The Parson’s Bay Formation is generally fractured and faulted near the numerous intrusives of the Island Intrusions, and is very rusty due to abundant pyritization. Minor mineral deposits containing pyrite, chalcopyrite, sphalerite, galena and tetrahedrite are common in shear zones near the intrusives.

The intrusive plutonic suite regionally known as the Island Intrusions includes stocks, sills, and dikes of granodiorite, with some diorite, quartz diorite, greenstone, hornblende-feldspar porphyry, felsite and quartz-feldspar porphyry. The contact-altered granitic rocks can host minor occurrences of pyrite, chalcopyrite and molybdenite in endoskarn zones, vein systems, shears, breccias and disseminations.

The limited area of Karmutsen basalt on the eastern boundary was found to contain minor amounts of pyrite, magnetite and chalcopyrite.

Fig. 6

RED STREAK JASPER

The original mineral deposit located on the Red Streak Jasper property is a lapidary-quality red jasper deposit located close to a major logging road. Three separate jasper-bearing shear zones cross an andesite flow or sill. The jasper has been hand-trenched and test sampled, removing about one tonne of material for test-marketing. The jasper is a striking bright red colour with patches of pyrite and green epidote. It has been successfully fashioned into cabochons, polished slabs and tumbled stones by various lapidary shops and mineral clubs.

An approximate price the raw material sold for in <1 kg.-sized pieces was $5.00/kg. Given the visible trenched length of the known deposits and assuming a similar depth and width, in excess of ten tonnes of jasper is approximated to be present.

On the north side of Kinman Creek along the access road, a one-metre wide shear-hosted deposit containing sphalerite, galena, chalcopyrite and tetrahedrite has been located. Assays from this zone give values up to 38 ppm silver, 9.74% zinc, 4.34% lead, 3.51% copper, 388 ppm molybdenum, and 811 ppm cadmium.

The rock units present in the lower Kinman Creek area are highly altered and pyritized by stocks and dikes of granodiorite. The style of mineralization present is possibly related to a porphyritic phase of the Nimpkish intrusion.

Fig7

LOWER KINMAN CREEK VALLEY

CONCLUSIONS AND RECOMMENDATIONS

A proposed work program includes reconnaissance prospecting, geological mapping and rock sampling, construction of a control grid, EM and magnetometer geophysical surveys, and soil geochemical sampling. The anticipated costs of this development are presented in three results-contingent stages.

Description of the sample collection:

The jasper has been hand-trenched and test sampled, removing about one tonne of material for test-marketing. The jasper is a striking bright red colour with patches of pyrite and green epidote. It has been successfully fashioned into cabochons, polished slabs and tumbled stones by various lapidary shops and mineral clubs. An approximate price the raw material sold for in <1 kg.-sized pieces was $5.00/kg. Given the visible trenched length of the known deposits and assuming a similar depth and width, in excess of ten tonnes of jasper is approximated to be present.

On the north side of Kinman Creek along the access road, a one-metre wide shear-hosted deposit containing sphalerite, galena, chalcopyrite and tetrahedrite has been located. Assays from this zone give values up to 38 ppm silver, 9.74% zinc, 4.34% lead, 3.51% copper, 388 ppm molybdenum, and 811 ppm cadmium.

The rock units present in the lower Kinman Creek area are highly altered and pyritized by stocks and dikes of granodiorite. The style of mineralization present is possibly related to a porphyritic phase of the Nimpkish intrusion.

Phase 1 Cost Estimate

Consultant/Project Manager – 7 days @ $450/day	$3,150.00
Geologist – 7 days @ $450/day	$3,150.00
Sampler/Geological Assistant – 7 days @ $250/day	$1,750.00
Truck rental – 1500 km @ 0.75/km inclusive	$1,125.00
Rock assay samples – 50 @ $50.00 per sample	$2,500.00
Soil and silt samples – 150 @ $25.00 per sample	$3,750.00
BC Ferries	$250.00
Per diem – 21 man-days @ $125.00 m/day	$2,625.00
Misc. sampling and field supplies	$500.00
Report and reproduction costs	$1,500.00
Total	$20,300.00

Phase 2

Detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP and magnetometer surveys, establish drill and trenching targets, four-man crew with supplies, transportation, report; est.14 day program.

$90,000.00

Phase 3

1000 meters of diamond drilling @ $100.00 per meter, plus geological supervision, assistant, supplies, transportation, assays, report and other ancillary costs; est. 21 day program.
$170,000.00

TOTAL	$280,300.00

Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with government regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, well safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

Employees

At present, we have no employees. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

Description of Property

Our offices are located at 9012-100 St. Westlock, Alberta, T7P 2L4

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding. No property of the Company is the subject of a pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Jasper’s date of inception.  Management hopes to hold an Annual General Meeting of Stockholders during 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Dividends

The Company has never paid cash dividends on common stock, and does not expect to pay such dividends in the foreseeable future.

Market information

The Company’s common shares do not trade and are not listed or quoted on any public market.

Stockholders

There is one stockholder of the Company’s common stock.

ITEM 6.  SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Form 10-K.

Operation Statement Data
		From date of inception
	For the year	18-Dec-08
	ended	to
	31-Dec-11	31-Dec-11
Impairment loss on mineral claims	$91	$15,091
Accounting and professional fees	14,427	21,930
Net loss from operations	$14,518	$37,021

Weighted average shares outstanding (basic and fully diluted)	30,037,260
Net loss per share (basic and fully diluted)	$0.000

Balance Sheet Data
Cash	$-
Total Assets	$-
Total Liabilities	$6,921
Shareholder deficiency	$(6,921)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this prospectus. In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this prospectus.

Plan of Operations

Our business plan is to proceed with the exploration of the Jasper Property to determine whether there is any potential for copper or other metals located on the properties that comprise the mineral claims. If the Company is successful in raising adequate capital through private placements or debt financing, the Company anticipates completing the first phase in Fall 2012 and commencing the Second and Third phases in 2013. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three phases of the recommended geological exploration program will cost approximately $20,300, $90,000 and $170,000 respectively. We had $ nil and $8,997 in cash reserves as of December 31, 2011 and December 31, 2010. The lack of cash has kept us from conducting any exploration work on the property. If the Company is unsuccessful in raising the capital to commence its exploration program, the Company will be required to pay a government fee of $1,300 in order to keep the claims valid. The Company currently does not have enough cash on hand to pay this fee.

We anticipate that we will incur the following expenses over the next twelve months:

•	$1,300 to be paid to the British Columbia Provincial Government to keep the claims valid on or before September 29, 2012;

•	$20,300 in connection with the completion of Phase 1 of our planned geological work program;

•	$90,000 in connection with the completion of Phase 2 of our planned geological work program;

•	$170,000 for Phase 3 of our planned geological work program; and

•
$6,600 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Results of Operations

We have not yet earned any revenues. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Capital Resources

The company had current assets of $nil as of December 31, 2011. The Company has incurred a net loss of $37,021 for the period from inception to December 31, 2011. Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2011 and has incurred expenses of $37,021 since inception. Liabilities are made up of current and long-term liabilities. Current liabilities are made up of accounts payable of $5,421 and a loan with a balance of $1,500 as of December 31, 2011. This loan was made by the Company’s sole director, Mr, Denman in January 2009, to the Company and is interest free, payable on December 31, 2010, however the Company and Mr. Denman have verbally agreed that the loan will be paid back as the Company is able. The company issued to the founder 30,000,000 common shares of stock for $30,000. On August 17, 2011 the Company issued 100,000 shares to Island Trust, the Company’s transfer agent for nil proceeds. As of December 31, 2011, there are Thirty Million one hundred thousand (30,100,000) shares issued and outstanding at a value of $0.001 per share. There are no preferred shares authorized. The Company has no stock option plan, warrants or other dilutive securities.

With its current assets, the Company can remain operational through 2012 if it does not complete Phase 1 of its program and only pays the government fees to keep the claims valid. However, the Company plans to raise the capital necessary to fund our business through a private placement and public offering of our common stock. The Company intends to work directly with private placements once this registration statement is declared effective. The Company anticipates that they will have either a private placement or additional funding from its founder by Summer 2012 in order to conduct its operations.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 30,100,000

Presently, there are no shares being offered to the public and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Currently our shares are not traded.  In order to be eligible to trade in the future, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

•	our variations in our operations results, either quarterly or annually;
•	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;
•	the exploration results on the Jasper Property, and
•	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended December 31, 2011 have been examined by our independent accountants, De Joya Griffith & Company LLC and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the audited period ended December 31, 2011 we engaged De Joya Griffith & Company LLC as our principal accountant for the purposes of auditing our financial statements. There are not and have not been any disagreements between the Company and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Quantitative and Qualitative Disclosures about market Risk

The Company currently has no revenues. The Company’s financial instruments are comprised of payables which are subject to normal credit risks.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Arun Kumar, and Chief Financial Officer, being Rohit Singh. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2011, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•
The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•	The Company has limited segregation of duties which is not consistent with good internal control procedures.
•
The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

•	There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A(T). CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

1. Executive Officers

The Company's Executive Officers are as follows:

Robert Denman	Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer and Director
(Principal Executive Officer and Principal
Accounting Officer)

Biography of Robert Denman

Robert Denman, aged 42

Robert Denman founded the Company on December 18, 2008, and has acted as its sole officer and director since inception.

For the past 21 years to the present, Mr. Denman has worked in the cattle transport and feedlot industry at Jubilee Farms, in Westlock, Alberta. At Jubilee Farms, Mr. Denman responsibilities includes the management of operations, active management of approximately fifteen employees, and overseeing crop production, feedlot and herd health management, vehicles and property maintenance and shipping and receiving of livestock, grain and related feeds.

From 2002 to present, Mr. Denman has also owned and operated a private trucking business named 911108 Alberta Ltd. in Alberta. Mr. Denman actively manages approximately five employees who maintain and drive a fleet of six livestock and grain transportation trucks.

From 2007 to the present, Mr. Denman has owned Clean n Shine, an Alberta company engaged in the automotive detailing and cleaning business. This company was operated by SNT Cleaning Inc., a Nevada company from 2007 through 2009. Mr. Denman was the sole officer and director of SNT Cleaning Inc. during this period. During this period, Mr. Denman oversaw the negotiation for the acquisition of several mining claims by SNT Cleaning Inc. During this period, the Company changed its name to Orofino Gold Corp. to further pursue the development of its mineral claims. Mr. Denman resigned from Orofino Gold Corp. on December 5, 2009. The final agreement for the mineral claims was announced on December 23, 2009. SNT Cleaning subsequently transferred the operation of Clean n Shine to Mr. Denman in January 2010, and since then has had no involvement or association with Clean n Shine. Mr. Denman continues to operate and manage Clean n Shine in Westlock, Alberta

Mr. Denman incorporated a Nevada company called Dakota Creek Minerals Inc. in September 2010. He is the sole officer and director of this company. It is a private holding company for Mr. Denman’s personal mineral interests, and is not a public or reporting entity. It is not related in any way to the Company nor does it hold similar mineral properties as the Company. It is not considered a competitor to the Company.

The Company notes that Mr. Denman lacks technical training and experience with exploring for, starting, and/or operating a mine; and that with no direct training or experience in these areas, the Company management may not be fully aware of many of the specific requirements related to working within this industry. As such, management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use; and the Company’s operations, earnings, and ultimate financial success could suffer due to management’s lack of experience in this industry.

2. Directors

Name	Position

Robert Denman	Sole Director

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

(All figures are in US dollars)

The following table sets forth the overall compensation earned in the fiscal year that ended December 31, 2011 by (1) each person who served as the principal executive officer of the Company for fiscal year 2011; (2) the Company’s most highly compensated executive officers with compensation of $100,000 or more during 2011 fiscal year; and (3) those individuals, if any, who would have otherwise been in included in section (2) above but for the fact that they were not serving as an executive of the Company as of December 31, 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation Compensation ($)

Robert Denman Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As March 31, 2012 , there were Thirty Million (30,100,000) shares of common stock were issued and outstanding.

(1) This table is based on Thirty Million (30,100,000) shares of common stock outstanding

Name & Address of Owner and	Amount and Nature of
Position if Applicable	Beneficial Ownership

Robert Denman	10,000,000
9012-100 St.
Westlock, Alberta, T7P 2L4
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer and Principal Accounting Officer)

Total Officers, Directors & Significant Shareholders as a group	10,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

As of the date of this statement, the Company has entered into an agreement whereby it has sold 30,000,000 shares to its founder for total proceeds of $30,000. In addition In January 2009, the Company entered into a loan agreement for a total amount of $1,500. As of December 31, 2011 the balance owing on this loan was $1,500. This loan was made by the Company’s sole director, Mr. Denman, to the Company and is interest free. The terms of the loan are that it can be converted into shares of the Company if not repaid by December 31, 2010. However, the Company and Mr. Denman have not elected to do this at this point. The loan currently remains outstanding.

Outside of the above noted transactions, there are no, and have not been since inception, any other material agreements or proposed transactions, whether direct or indirect, with any of the following:

•	Any of our directors or officers;

•	Any nominee for election as a director;

•	The principal security holder(s) identified in the preceding Security Ownership of Certain Beneficial Owners and Management " section; or

•	Any relative or spouse, or relative of such spouse, of the above referenced persons;

•	Any promoters.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended December 31, 2011 for professional services for the review of the quarterly financial statements as at March  31, 2011, June 30, 2011 and September 30, 2011, annual financial statements as of December 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:   $10,500 in total.

(2) Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Jasper’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in December 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4) All Other Fees

During the period from inceptions to December 31, 2011 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Jasper to make any pre-approval policies meaningful.  Once Jasper has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6) Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Jasper’s internal accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

*  The following exhibits are included as part of this Form 10-K or are incorporated by reference to our previous filings:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

5.1	Legal Opinion of Diane Dalmy, Attorney, July 6 , 2011 *

10.1	Asset Purchase Agreement *

10.2	Loan Agreement dated December 18, 2008*

23.1	Consent of De Joya Griffith & Company, LLC, July 6 , 2011 *

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	CEO Section 906 Certification

32.2	CFO Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JASPER EXPLORATIONS, INC.
(Registrant)

By: /s/ Robert Denman
Robert Denman
Chief Executive Officer,
President and Director

Date: June 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By: /s/ Robert Denman
Chief Executive Officer,
President and Director
Date: June 14, 2012

By: /s/ Robert Denman
Chief Financial Officer,
and Director
Date: June 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Jasper Exploration, Inc.

We have audited the accompanying balance sheets of Jasper Exploration, Inc. (An Exploration Stage Company) as of December 31, 2011and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (December 18, 2008) to December 31, 2011.Jasper Exploration, Inc’s. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jasper Exploration, Inc. (An Exploration Stage Company) as of December 31, 2011 and the results of its operations and its cash flows for the years then ended and from inception (December 18, 2008) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
Henderson, Nevada
June 11, 2012

Jasper Explorations Inc.
(An Exploration Stage Company)
Balance Sheets
(Stated in US Dollars)

	As of	As of
	December 31	December 31
	2011	2010
	(Audited)	(Audited)
Assets
Current assets
Cash	$-	$8,997
Total current assets	-	8,997

Total assets	$-	$8,997

Liabilities and Stockholder's Equity(Deficit)
Current liabilities
Accounts payable and accrued liabilities	$5,421	$-
Convertible loan payable - related party	1,500	1,500
Total current liabilities	6,921	1,500

Total liabilities	6,921	1,500

Stockholder's Equity(Deficit)
Common stock, $0.001 par value
75,000,000 common shares authorized
30,100,000 and 30,000,000 shares issued and outstanding	30,100	30,000
Deficit accumulated during exploration stage	(37,021)	(22,503)
Total stockholder's (deficit)/ equity	(6,921)	7,497

Total liabilities and stockholder's equity	$-	$8,997

The accompanying notes are an integral part of these financial statements.

Jasper Explorations Inc.
(An Exploration Stage Company)
Statements of Operations
(Stated in US Dollars)

			From inception
	For the year	For the year	(December 18,
	ending	ending	2008) to
	December 31,	December 31,	December 31,
	2011	2010	2011
	(Audited)	(Audited)	(Audited)

Revenue	$-	$-	$-

Expenses
Impairment loss on mineral claims	91	15,000	15,091
Accounting & professional fees	14,427	6,003	21,930
Total expenses	14,518	21,003	37,021

Net loss from operations	(14,518)	(21,003)	(37,021)

Net loss	$(14,518)	$(21,003)	$(37,021)

Basic loss per common share	$(0.000)	$(0.007)

Weighted average number of common shares- basic	30,037,260	10,027,397

The accompanying notes are an integral part of these financial statements.

Jasper Explorations Inc.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
From Inception (December 18, 2008) to December 31, 2011
(Stated in US Dollars)
(Audited)

			Deficit
			Accumulated
			During
	Common Stock		Exploration	Total
	Shares	Amount	Stage	Equity

Balance at Inception (December 18, 2008)	-	$-	$-	$-

Net operating loss for the year ended December 31, 2008	-	-	-	-

Balance, December 31, 2008	-	-	-	-

Net operating loss for the year ended December 31, 2009			(1,500)	(1,500)

Balance, December 31, 2009	-	-	(1,500)	(1,500)

Issuance of 30,000,000 shares at $0.001 per share	30,000,000	30,000	-	30,000

Net operating loss for the year ended December 31, 2010			(21,003)	(21,003)

Balance, December 31, 2010	30,000,000	30,000	(22,503)	7,497

Net operating loss for the year ended December 31, 2011	-	-	(14,518)	(14,518)

Shares issued for services	100,000	100	-	100

Balance, December 31, 2011	30,100,000	$30,100	$(37,021)	$(6,921)

The accompanying notes are an integral part of these financial statements.

Jasper Explorations Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars)

			From inception
	For the year	For the year	(December 18, 2008)
	ending	ending	to
	December 31,	December 31,	December 31,
	2011	2010	2011
	(Audited)	(Audited)	(Audited)
Operating Activities
Net loss	$(14.518)	$(21,003)	$(37,021)
Adjustments to reconcile net loss to net cash used in operating activities
Issue of shares for services	100	-	100
Impairment loss of mineral claims	-	15,000	15,000
Changes in operating assets and liabilities	5,421	-	5,421

Net cash used in operating activities	(8,997)	(6,003)	(16,500)

Investing Activities
Purchase of mineral claim	-	(15,000)	(15,000)

Net cash used in investing activities	-	(15,000)	(15,000)

Financing Activities
Proceeds from convertible loan payable - related party	-	-	1,500
Proceeds on sale of common stock	-	30,000	30,000

Net cash provided by financing activities	-	30,000	31,500

Net increase(decrease) in cash	(8,997)	8,997	-

Cash at beginning of period	8,997	-	-

Cash at end of period	$-	$8,997	$-

Shares issued for Services	$100	$-	$100

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

JASPER EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS

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

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  However, the Company is in the development stage and, accordingly, has not generated revenues from operations. As shown on the accompanying financial statements, the Company has incurred a net loss of $37,021 for the period from inception (December 18, 2008) to December 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 31, 2011and December 31, 2010, the company had a net operating loss available for carryforward of $37,021 and $22,503 respectively.

JASPER EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Cash & Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

JASPER EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS

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

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”.

JASPER EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS

Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent Accounting Pronouncements

The company evaluated all of the other recent accounting pronouncements through ASU 2012-6 and deemed that they were immaterial."

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

The acquisitions costs have been impaired and expensed during 2010 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable. Consequently, we have recorded an impairment loss for the full amount of $15,000 for the year ended December 31, 2010. During the year ended December 31, 2011 fees were paid to maintain the mineral license in good standing of $91 which was expensed. Please see ASC Topic 360 for Plant, Property, and Equipment and management analysis of Impairment.

5. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. As the note was not paid on December 31, 2010, the note can now be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debtholder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty. As at December 31, 2011, the balance in note payable account is $1,500.

6. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000. On August 17, 2011, the company issued 100,000 to its transfer agent for services.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 100% of the issued and outstanding common stock of the Company.

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. As the note was not paid on December 31, 2010, the note can now be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debtholder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty

JASPER EXPLORATIONS INC.
(An Exploration Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS

8. INCOME TAXES

The Company has losses carried forward for income tax purposes for December 31, 2011 and December 31, 2010. There are no current or deferred tax expenses for the period ended December 31, 2011 and December 31, 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	December 31,	December 31,
	2011	2010
Deferred tax asset attributable to:
Current operations	$(12,957)	$(7,876)
Less: Change in valuation allowance	12,957	7,876

Net refundable amount	$--	$--

The composition of the Company’s deferred tax assets as at December 31, 2011 and December 31, 2010 is as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forward	$(37,021)	$(7,503)
Impairment on mineral claims	-	(15,000
Total deferred tax asset	(37,021)	(22,503)

Statutory federal income tax rate	35%	35%
Effective income tax rate	0%	0%

Deferred tax asset	(12,957)	(7,876)
Less: Valuation allowance	12,957	7,876

Net deferred tax asset	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at December 31, 2011 and December 31, 2010, the Company has an unused operating loss carry-forward balance of approximately $37,021 and $22,503 respectively, which begins to expire in 2029.