Form 10-Q
period 2012-03-31
Jasper Explorations Inc.
filed 2012-06-18
CIK 1506814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2012

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

                                  9012-100 St.
                           Westlock, Alberta, T7P 2L4
                    (Address of principal executive offices)


                                  780-349-1755
              (Registrant's telephone number, including area code)

      (Former Name, Address and Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

We had a total of 30,100,000 shares of common stock issued and outstanding at June 18, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

CONTENTS

PART I - FINANCIAL INFORMATION................................................ 3

ITEM 1.  FINANCIAL STATEMENTS................................................. 3

ITEM 2.  MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........13

ITEM 4.  CONTROLS AND PROCEDURES..............................................13

PART II. OTHER INFORMATION....................................................14

ITEM 1.  LEGAL PROCEEDINGS....................................................14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................14

ITEM 4.  MINE SAFETY DISCLOSURE...............................................14

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

ITEM 5.  OTHER INFORMATION....................................................14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                    Unaudited
                             (Stated in US Dollars)

                                                                      As of              As of
                                                                     March 31,         December 31,
                                                                       2012               2011
                                                                     --------           --------
                                      ASSETS

CURRENT ASSETS
  Cash                                                               $     --           $     --
                                                                     --------           --------
      TOTAL CURRENT ASSETS                                                 --                 --
                                                                     --------           --------

      TOTAL ASSETS                                                   $     --           $     --
                                                                     ========           ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  6,028           $  5,421
  Convertible loan payable - related party                              1,500              1,500
                                                                     --------           --------
      TOTAL CURRENT LIABILITIES                                         7,528              6,921
                                                                     --------           --------
      TOTAL LIABILITIES                                                 7,528              6,921
                                                                     --------           --------

STOCKHOLDER'S EQUITY
  Common stock, $0.001 par value
   75,000,00 common shares authorized
   30,100,000 shares issued and outstanding                            30,100             30,100
  Deficit accumulated during exploration stage                        (37,628)           (37,021)
                                                                     --------           --------
      TOTAL STOCKHOLDER'S DEFECIT                                      (7,528)            (6,921)
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDER'S DEFECIT                    $     --           $     --
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                                    Unaudited
                             (Stated in US Dollars)

                                                           For the             For the          From inception
                                                         Three Months        Three Months     (December 18, 2008)
                                                            ending              ending                to
                                                           March 31,           March 31,           March 31,
                                                             2012                2011                2012
                                                         ------------        ------------        ------------
REVENUE                                                  $         --        $         --        $         --
                                                         ------------        ------------        ------------
EXPENSES
  Impairment loss on mineral claims                                --                  --              15,091
  Accounting & professional fees                                  607               3,500              22,537
                                                         ------------        ------------        ------------
TOTAL EXPENSES                                                    607               3,500              37,628

Net loss from operations                                         (607)             (3,500)            (37,628)
                                                         ------------        ------------        ------------

NET LOSS                                                 $       (607)       $     (3,500)       $    (37,628)
                                                         ============        ============        ============

Basic loss per common share                              $    (0.0000)       $    (0.0007)
                                                         ------------        ------------

Weighted average number of common shares- basic            30,100,000          10,027,397


   The accompanying notes are an integral part of these financial statements.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                    Unaudited
                             (Stated in US Dollars)

                                                              For the           For the         From inception
                                                            Three Months      Three Months    (December 18, 2008)
                                                               ending            ending               to
                                                              March 31,         March 31,          March 31,
                                                                2012              2011               2012
                                                              --------          --------           --------
OPERATING ACTIVITIES
  Net loss                                                    $   (607)         $ (3,500)          $(37,628)
  Adjustments to reconcile net loss to net cash
   used in operating activities
     Shares issued for services                                     --                --                100
     Impairment loss of mineral claims                              --                --             15,000
     Changes in operating assets and liabilities                                     607              6,028
                                                              --------          --------           --------
           NET CASH USED IN OPERATING ACTIVITIES                    --            (3,500)           (16,500)


INVESTING ACTIVITIES
  Purchase of mineral claim                                         --                --            (15,000)
                                                              --------          --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                    --                --            (15,000)


FINANCING ACTIVITIES
  Proceeds from convertible loan payable -
   related party                                                    --                --              1,500
  Proceeds on sale of common stock                                  --                --             30,000
                                                              --------          --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                --                --             31,500
                                                              --------          --------           --------
NET INCREASE(DECREASE) IN CASH                                      --            (3,500)                --
                                                              --------          --------           --------
Cash at beginning of period                                         --             8,997                 --
                                                              --------          --------           --------

CASH AT END OF PERIOD                                         $     --          $  5,497           $     --
                                                              ========          ========           ========
CASH PAID FOR:
  Shares issued for services                                  $     --          $     --           $    100
  Interest                                                    $     --          $     --           $     --
                                                              ========          ========           ========
  Income Tax                                                  $     --          $     --           $     --
                                                              ========          ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


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

The accompanying financial statements have been prepared in accordance with the FASB ASC 915-10, "Development Stage Entities". A development stage enterprise is one in which planned principal operations have not commenced; or if its operations have commenced, there have been no significant revenues derived there from. As of March 31, 2012, the Company has not fully commenced nor has it received revenues from its planned principal operations.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. For further information refer to the financial statements and footnotes thereto included in our form 10-K for the year ended December 31, 2011.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investments, which will enable the company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.However the company is in the development stageand accordingly, has not generated revenues from operations.As shown on the accompanying financial statements, the company has incurred a net loss of $37,628 for the period from inception (December 18,2008) to March 31, 2012. These conditions raise substantial doubt about the company's ability to continue as agoing concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The company recognizes income and expenses based on the accrual method of accounting. The Basis is United States generally accepted accounting principles.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


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

Since inception through March 31, 2012, the company had a net operating loss available for carryforward of $37,628.

Earnings per share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


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

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are "quoted prices in active markets for identical assets or liabilities," with the caveat that the reporting entity must have access to that market. Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date". Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent Acccounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statements.

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

The acquisitions costs have been impaired and expensed during 2010 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable. Consequently, we have recorded an impairment loss for the full amount of $15,000 for the year ended December 31, 2010. A maintenance fee to keep maintain title to the mineral claims of $91 was paid during the year ended December 31, 2011. Please see ASC Topic 360 for Plant, Property, and Equipment and management analysis of Impairment.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


5. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debtholder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty. As at March 31, 2012 and December 31, 2011, the balance in note payable account is $1,500 and $1,500 respectively.

6. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000. On August 17, 2011 the Company issued 100,000 at par value for services rendered. There are no other issuances of common stock for the three month period ended March 31, 2012.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended March 31, 2012 we had $nil in cash on hand. We incurred operating expenses in the amount of $607 in the quarter ended March 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as March 31, 2012 and communicated the matters to our management.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 4A. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the period ending March 31, 2012.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number                        Description of Exhibit
------                        ----------------------
 3.1          Articles of Incorporation (1)

 3.2          Bylaws (1)

31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1)  Filed with the SEC as an exhibit to our Form S-1 Registration Statement.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2012

Signature                                             Title
---------                                             -----


By: /s/ Robert Denman                      Chief Executive Officer, Chief
    ---------------------------------      Financial Officer, President,
    Robert Denman                          Secretary, Treasurer, and Director
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)