Form 10-K/A
period 2011-12-31
Jasper Explorations Inc.
filed 2012-08-24
CIK 1506814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment no. 1

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

Mr. Robert Denman, our sole Executive Officer Director, beneficially owns approximately 66% of our issued and outstanding common stock. Mr. Denman  has majority control over all matters requiring stockholder approval, including the possible election of additional directors and approval of significant corporate transactions. If you purchase shares of our common stock, you may have no effective voice in our management.

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

From 2007 to the present, Mr. Denman has owned Clean n Shine, an Alberta company engaged in the automotive detailing and cleaning business. This company was operated by SNT Cleaning Inc., a Nevada company from 2007 through 2009. Mr. Denman was the sole officer and director of SNT Cleaning Inc. during this period. During this period, Mr. Denman oversaw the negotiation for the acquisition of several mining claims by SNT Cleaning Inc. During this period, the Company changed its name to Orofino Gold Corp. to further pursue the development of its mineral claims. Mr. Denman resigned from Orofino Gold Corp. on December 5, 2009. The final agreement for the mineral claims was announced on December 23, 2009. SNT Cleaning subsequently transferred the operation of Clean n Shine to Mr. Denman in January 2010. Mr. Denman continues to operate and manage Clean n Shine in Westlock, Alberta

The Company notes that Mr. Denman lacks technical training and experience with exploring for, starting, and/or operating a mine; and that with no direct training or experience in these areas, the Company management may not be fully aware of many of the specific requirements related to working within this industry. As such, management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use; and the Company’s operations, earnings, and ultimate financial success could suffer due to management’s lack of experience in this industry.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

*  The following exhibits are included as part of this Form 10-K or are incorporated by reference to our previous filings:

Exhibit No.	Description

3.1	Articles of Incorporation *

3.2	Bylaws *

5.1	Legal Opinion of Diane Dalmy, Attorney, July 6 , 2011 *

10.1	Asset Purchase Agreement *

10.2	Loan Agreement dated December 18, 2008 *

23.1	Consent of De Joya Griffith & Company, LLC, July 6 , 2011 *

31.1	CEO Section 302 Certification

31.2	CFO Section 302 Certification

32.1	CEO Section 906 Certification

32.2	CFO Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JASPER EXPLORATIONS, INC.
(Registrant)

By: /s/ Robert Denman
Robert Denman
Chief Executive Officer,
President and Director

Date: August 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By: /s/ Robert Denman
Chief Executive Officer,
President and Director
Date: August 24, 2012

By: /s/ Robert Denman
Chief Financial Officer and Director
Date: August 24, 2012

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