Form 10-Q
period 2012-06-30
Jasper Explorations Inc.
filed 2012-08-28
CIK 1506814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2012

[ ] Transition report under Section 13 or 15(d) of the Exchange Act.

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

We had a total of 30,100,000 shares of common stock issued and outstanding at August 24, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                    CONTENTS

PART I - FINANCIAL INFORMATION................................................ 3

ITEM 1. FINANCIAL STATEMENTS.................................................. 3

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.................................................12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............13

ITEM 4. CONTROLS AND PROCEDURES...............................................13

PART II. OTHER INFORMATION....................................................14

ITEM 1. LEGAL PROCEEDINGS.....................................................14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................14

ITEM 4. MINE SAFETY DISCLOSURES...............................................14

ITEM 5. OTHER INFORMATION.....................................................14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the periods presented. Because of the nature of our business, the results of operations for the quarterly period ended June 30,2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                      As of              As of
                                                                     June 30,         December 31,
                                                                       2012               2011
                                                                     --------           --------
                                      ASSETS

CURRENT ASSETS
  Cash                                                                $ 30,000          $     --
                                                                      --------          --------
TOTAL CURRENT ASSETS                                                    30,000                --
                                                                      --------          --------

TOTAL ASSETS                                                          $ 30,000          $     --
                                                                      ========          ========

                      LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                            $     --          $  5,421
  Advance from shareholder                                              44,978                --
  Convertible loan payable - related party                               1,500             1,500
                                                                      --------          --------
TOTAL CURRENT LIABILITIES                                               46,478             6,921
                                                                      --------          --------

TOTAL LIABILITIES                                                       46,478             6,921
                                                                      --------          --------
STOCKHOLDERS DEFICIT
  Common stock, $0.001 par value
   75,000,00 common shares authorized
   30,100,000 shares issued and outstanding                             30,100            30,100
  Deficit accumulated during exploration stage                         (46,578)          (37,021)
                                                                      --------          --------
TOTAL STOCKHOLDERS DEFICIT                                             (16,478)           (6,921)
                                                                      --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                            $ 30,000          $     --
                                                                      ========          ========

   The accompanying notes are an integral part of these financial statements.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                          From the Date
                                       For the          For the          For the           For the        of Inception
                                     Three Months     Three Months      Six Months        Six Months    (December 18, 2008)
                                        Ending           Ending           Ending            Ending              to
                                       June 30,         June 30,         June 30,          June 30,          June 30,
                                         2012             2011             2012              2011              2012
                                     ------------     ------------     ------------      ------------      ------------
Revenue                              $         --     $         --     $         --      $         --      $         --
                                     ------------     ------------     ------------      ------------      ------------
EXPENSES
  Impairment loss on mineral claims            --               --               --                --            15,091
  Accounting & professional fees            8,950            4,250            9,557             7,750            31,487
                                     ------------     ------------     ------------      ------------      ------------
TOTAL EXPENSES                              8,950            4,250            9,557             7,750            46,578

Net loss from operations                       --           (4,250)          (9,557)           (7,750)          (46,578)
                                     ------------     ------------     ------------      ------------      ------------


Net loss                             $     (8,950)    $     (4,250)    $     (9,557)     $     (7,750)     $    (46,578)
                                     ============     ============     ============      ============      ============

Basic loss per common share          $      (0.00)    $      (0.00)    $      (0.00)     $      (0.00)
                                     ------------     ------------     ------------      ------------
Weighted average number
 of common shares- basic               30,100,000       30,000,000       30,100,000        30,000,000
                                     ============     ============     ============      ============


   The accompanying notes are an integral part of these financial statements.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                               For the            For the         From inception
                                                              six months         six months     (December 18, 2008)
                                                                ending             ending               to
                                                               June 30,           June 30,           June 30,
                                                                 2012               2011               2012
                                                               --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                                     $ (9,557)          $ (7,750)          $(46,578)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Issue of shares for services                                    --                 --                100
     Impairment loss of mineral claims                               --                 --             15,000
     Changes in operating assets and liabilities                 (5,421)             2,250                 --
                                                               --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                           (14,978)            (5,500)           (31,478)

INVESTING ACTIVITIES
  Purchase of mineral claim                                          --                 --            (15,000)
                                                               --------           --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                --                 --            (15,000)

FINANCING ACTIVITIES
  Proceeds from convertible loan payable - related party             --                 --              1,500
  Proceeds from shareholder advances                             44,978                 --             44,978
  Proceeds on sale of common stock                                   --                 --             30,000
                                                               --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        44,978                 --             76,478
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                  30,000             (5,500)            30,000
                                                               --------           --------           --------

Cash at beginning of period                                          --              8,997                 --
                                                               --------           --------           --------

CASH AT END OF PERIOD                                          $ 30,000           $  3,497           $ 30,000
                                                               ========           ========           ========

CASH PAID FOR:
  Interest                                                     $     --           $     --           $     --
                                                               ========           ========           ========
  Income Tax                                                   $     --           $     --           $     --
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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $(46,578) since inception through June 30, 2012.

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

Since inception through June 30, 2012, the company had a net operating loss available for carryforward of $46,578.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


5. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debtholder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty. As at June 301, 2012 and December 31, 2011, the balance in note payable account is $1,500 and $1,500 respectively.

6. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011 the Company issued 100,000 at par value for services rendered.

There are no other issuances of common stock for the three month period ended June 30, 2012.

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

In May 2012, the Company received an advance from its Director and officer for $30,000. The advance is without interest and there are no terms of repayment. Also in May 2012, a Director and officer paid expenses on behalf of the Company totalling $14,978. The advance is without interest and there are no terms of repayment.

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the six months ended June 30, 2012 we had $30,000 in cash on hand. We incurred operating expenses in the amount of $8,950 in the quarter ended June 30, 2012 ($607 for the six months ended June 30, 2012).

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

If the company cannot raise proceeds via financing through its common stock or secure debt financing it would be required to cease business operations. As a result, investors in the company would lose all of their investment.

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

As of June 30, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30, 2012 and communicated the matters to our management.

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

----------
(1)  Filed with the SEC as an exhibit to our Form S-1 Registration Statement .

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                                Title                        Date
---------                                -----                        ----


By: /s/ Robert Denman               Chief Executive Officer,     August 24, 2012
    -----------------------------   Chief Financial Officer,
    ROBERT DENMAN                   President, Secretary,
                                    Treasurer and Director
                                    (Principal Executive
                                    Officer and Principal
                                    Accounting Officer)