Form 10-Q
period 2012-09-30
Jasper Explorations Inc.
filed 2012-12-10
CIK 1506814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2012

[ ] Transition report under Section 13 or 15(d) of the Exchange Act.

             For the transition period from __________ to __________

                       Commission File Number: 000-54793


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [X]

We had a total of 30,100,000 shares of common stock issued and outstanding at December 10, 2012.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                    CONTENTS

PART I - FINANCIAL INFORMATION

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................14

ITEM 4. MINE SAFETY DISCLOSURES...............................................14

ITEM 5. OTHER INFORMATION.....................................................15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................15

SIGNATURES....................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation of our financial position and the results of our operations for the periods presented. Because of the nature of our business, the results of operations for the quarterly period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                      As of               As of
                                                                   September 30,       December 31,
                                                                       2012               2011
                                                                     --------           --------
                                      Assets

Current assets
  Cash                                                               $ 30,000           $     --
                                                                     --------           --------
Total current assets                                                   30,000                 --
                                                                     --------           --------

Total assets                                                         $ 30,000           $     --
                                                                     ========           ========

                      Liabilities and Stockholders' Deficit

Current liabilities
  Accounts payable and accrued liabilities                           $     --           $  5,421
  Advance from shareholder                                             47,478                 --
  Convertible loan payable - related party                              1,500              1,500
                                                                     --------           --------
Total current liabilities                                              48,978              6,921
                                                                     --------           --------

Total liabilities                                                      48,978              6,921
                                                                     --------           --------
Stockholders' deficit
  Common stock, $0.001 par value
   75,000,000 common shares authorized
   30,100,000 shares issued and outstanding                            30,100             30,100
  Deficit accumulated during exploration stage                        (49,078)           (37,021)
                                                                     --------           --------
Total stockholders' deficit                                           (18,978)            (6,921)
                                                                     --------           --------

Total liabilities and stockholders' deficit                          $ 30,000           $     --
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

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                             From the date
                                                                                                             of inception
                                      For the three     For the three   For the nine      For the nine    (December 18, 2008)
                                      months ending     months ending   months ending     months ending           to
                                      September 30,     September 30,   September 30,     September 30,      September 30,
                                          2012              2011            2012              2011               2012
                                      ------------      ------------    ------------      ------------       ------------
Revenue                               $         --      $         --    $         --      $         --       $         --
                                      ------------      ------------    ------------      ------------       ------------
Expenses
  Impairment loss on mineral claims             --                                --                --             15,091
  Accounting & professional fees             2,500                --          12,057             7,750            33, 987
                                      ------------      ------------    ------------      ------------       ------------
Total expenses                               2,500                --          12,057             7,750             49,078

Net loss from operations                    (2,500)               --         (12,057)           (7,750)           (49,078)
                                      ------------      ------------    ------------      ------------       ------------

Net loss                              $     (2,500)     $         --    $    (12,057)     $     (7,750)      $    (49,078)
                                      ============      ============    ============      ============       ============

Basic loss per common share           $      (0.00)     $      (0.00)   $      (0.00)     $      (0.00)
                                      ------------      ------------    ------------      ------------
Weighted average number
 of common shares- basic                30,100,000        30,000,000      30,100,000        30,000,000
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

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                           From the date
                                                                                           of inception
                                                     For the nine       For the nine    (December 18, 2008)
                                                     months ending      months ending           to
                                                     September 30,      September 30,      September 30,
                                                         2012               2011               2012
                                                       --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                             $(12,057)          $ (7,750)          $(49,078)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Issue of shares for services                            --                 --                100
     Impairment loss of mineral claims                       --                 --             15,000
  Changes in operating assets and liabilities
     Increase in accrued expense and accounts
      payable                                            (5,421)             2,250                 --
                                                       --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                   (17,478)            (5,500)           (33,978)

INVESTING ACTIVITIES
  Purchase of mineral claim                                  --                 --            (15,000)
                                                       --------           --------           --------
NET CASH USED IN INVESTING ACTIVITIES                        --                 --            (15,000)

FINANCING ACTIVITIES
Proceeds from convertible loan payable -
 related party                                               --                 --              1,500
Proceeds from shareholder advances                       47,478             47,478
Proceeds on sale of common stock                             --                 --             30,000
                                                       --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                47,478                 --             78,978

NET INCREASE(DECREASE) IN CASH                           30,000             (5,500)            30,000

Cash at beginning of period                                  --              8,997                 --
                                                       --------           --------           --------

CASH AT END OF PERIOD                                  $ 30,000           $  3,497           $ 30,000
                                                       ========           ========           ========
Cash Paid For:
  Shares issued for services                           $     --           $     --           $    100
                                                       ========           ========           ========
  Interest                                             $     --           $     --           $     --
                                                       ========           ========           ========
  Income Tax                                           $     --           $     --           $     --
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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $(49,078) since inception through September 30, 2012.

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

Since inception through September 30, 2012, the company had a net operating loss available for carryforward of $49,078.

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are presented. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per common share.

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

Various factors could impact our ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models from exploration stage mineral interests. This, however, involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and December 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                            Jasper Explorations Inc.
                         (An Exploration Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


5. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debt-holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty. As at September 30, 2012 and December 31, 2011, the balance in note payable account is $1,500.

6. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011 the Company issued 100,000 common shares at par value for services rendered.

There are no other issuances of common stock for the three month period ended September 30, 2012.

7. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 100% of the issued and outstanding common stock of the Company.

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debt-holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able without penalty.

In May 2012, the Company received an advance from its Director and officer for $30,000. The advance is without interest and there are no terms of repayment. Also in May 2012, a Director and officer paid expenses on behalf of the Company totalling $14,978. The advance is without interest and there are no terms of repayment. The director and officer also paid for the review fees of $2500, for the period ended 06.30.2012 on behalf of the company. The amount paid is also without interest and there are no terms of repayment. The total amount outstanding as of September 30, 2012 is $47,478

ITEM 2. MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATION

The Company has not yet generated any revenue from its operations. As of the nine months ended September 30, 2012 we had $30,000 in cash on hand in attorney trust account. We incurred operating expenses in the amount of $2,500 in the quarter ended September 30, 2012 ($12,057 for the nine months ended September 30, 2012).

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

As of September 30, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as September 30, 2012 and communicated the matters to our management.

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


          Signature                          Title                    Date
          ---------                          -----                    ----


By: /s/ Robert Denman               Chief Executive Officer,   December 10, 2012
    -----------------------------   Chief Financial Officer,
    ROBERT DENMAN                   President, Secretary,
                                    Treasurer and Director
                                    (Principal Executive
                                    Officer and Principal
                                    Accounting Officer)