Form 10-K
period 2012-12-31
JPX Global Inc.
filed 2013-04-05
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54793

JPX GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2801338
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9864 E Grand River, Ste 110-301 Brighton, MI	48116
(Address of principal executive offices)	(Zip Code)

(780) 349-1755

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of JPX Global, Inc. held by non-affiliates as of June 30, 2012 was $10,100.

As of March 27, 2013, there were 133,350,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.   BUSINESS.

Company History

JPX Global, Inc.,(f.k.a. Jasper Explorations, Inc.) (the “Company”), was organized under the laws of the State of Nevada on December 18, 2008 as Jubilee Resources, Inc., to explore mineral properties in North America. The name of the Company was subsequently changed to Jasper Explorations, Inc. on December 16, 2010. The name of the Company was again changed on January 3, 2013 from Jasper Explorations, Inc. to JPX Global, Inc.

On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100 votes per share of Series A Preferred Stock held, and is convertible into 10 shares of common stock for every share of preferred stock held.

Prior to February 15, 2013, the Company was primarily engaged in the exploration for copper, molybdenum and other minerals, but the Company did not realize any revenues.

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company (such transaction is hereafter referred to as the “Acquisition”). We are now a development stage waste disposal and recycling company, with the goal of storing and disposing all types of waste, including those classified as industrial, toxic, and hazardous. With the acquisition of the Scorpex assets the Company has a business model to capitalize on the opportunities available in the integrated waste, and waste management services sector primarily in Mexico.

Plan of Operations

We are a development stage company with no history of operations. As a result of the Acquisition of the Scorpex assets, the Company intends to further capitalize on opportunities in its integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. As at December 31, 2012, we are an explorations stage company and have not realized any revenues. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require additional financing in order to conduct the exploration programs described herein. Our auditors have issued a going concern opinion, raising substantial doubt about the Company’s financial prospects and the Company’s ability to continue as a going concern.

Waste management and collection involves picking up and transporting waste from where it was generated to our planned gasification facilities. We intend to sub-contract our collection services. Waste is defined as nonhazardous waste sent off-site for final disposal through gasification including household waste, commercial, business or institutional waste, construction and demolition debris, regulated medical waste, yard waste, sludge, scrap tires and hazardous waste.

The Waste Gasification/Thermal Oxidation Plant, where we intend to convert waste to ash, is a two-stage waste combustion process that converts combustible organic matter from its existing solid, sludge or liquid state into a gas under an oxygen depleted environment (also known as “oxidation”). The resulting gas product is then well mixed with ambient air before being burnt off in a secondary gas-processing unit.

The technology reverts any man made or organic waste product back to its natural state, which is inert ash or breathable air. The technology is capable of handling community solid waste content and biosolids including medical waste, tires, plastics, wood waste, oily waste, furniture and other organic or man-made compounds found in municipal or industrial waste.

The intended plant is comprised of three basic components: a Primary Gasification Cell, a Secondary Gas Processor, and a computerized Process Logic Controller. Combustible waste material is placed into the primary gasification cell through the load access door. In some facilities this can be done via a loading conveyor. The proposed design is to have collection vehicles dump their waste load directly into the primary oxidation cell.

The Primary Cell can be either a batch or continuous feed processor. Based on our research, batch processing provides the most efficient and cost effective strategy for the waste management solution. In the case of batch processing once the cell has received that days collected waste, the door is closed and the process is initiated. The cell does not have to be full for the system to be activated.

An operator is responsible for supervising the loading of waste material, and initiating the process startup. A computer keystroke (or optional manual button and lever control) which pre-heats the secondary gas-processing unit accomplishes this start-up. Once that unit reaches its pre-set temperature, the primary gasification cell heater is activated, and the process begins. Approximately 8 to 12 hours later, the organic wastes in the primary cell will have been converted to a gas, and the cycle will generally be complete. The system will move to its “cool down” mode. In another 4-6 hours, the system may be re-loaded, and another process started, with or without the removal of the preceding load’s ash material.

Residual materials (bottles, cans, ash and misc.) need only to be removed periodically. The composition of MSW consists mainly of organic and combustible waste. Glass and metals are easily extracted in our plant design as it includes equipment that will assist in the process and cut down on labor man-hours. Ash removal is either an automated or manual process. In automated unloading, the base of the primary gasification cell contains a ductile iron furnace floor conveyor that evacuates material remaining in the base of the unit through a side access door. This dry waste material empties into a storage bin, which can be removed to another location for recycling.

Aluminum, metal and glass can be completely recovered. Emissions may be captured and used as a nonfossil fuel source for various “on site” processes.

Our intention is to take the ash that is left over from our disposal process and create a brick out of the residue. The machines that will be used, through 60 thousand pounds of pressure, will create this brick that can then be donated back to any municipality for various uses.

We intend to provide our services under two types of agreements:

•	For commercial and industrial collection services, we intend to enter a multi-year service agreement. The fees under these agreements will be influenced by factors such as collection frequency, type and volume or weight of the waste collected, distance to our facility, labor costs, cost of gasification and general market factors.

•	For most residential collection services, we will have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that will give us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of one to five years. We expect the fees for residential collection to be either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

With its current assets, and without further financing, our auditor has expressed substantial doubt as to our ability to continue as a Going Concern. However, the Company plans to raise the capital necessary to fund our business through a private placement and public offering of our common stock.

Because the company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

Market

We believe that the $55 billion US waste management industry will play a substantial role in the coming economic recovery and the growth of worldwide trade as traditional waste conversion, as well as the more technical methods such as gasification, plasma arc gasification, hydrolysis, and pyrolysis become cheaper and more efficient. In a world where in 2011 alone, the world’s rapidly increasing urban population generated nearly 2 billion tons of municipal solid waste (“MSW”), it is no longer sufficient to discard trash. It is estimated that this number will rise to at least 2.9 billion tons by 2022. Today, more than 800 thermal waste-to-energy (“WTE”) plants operate in nearly 40 countries around the globe. Led by Asia-Pacific and Europe, this number is expected to grow rapidly over the next decade, potentially treating 396 million tons of MSW annually by 2022 with an estimated output of 151 terawatt hours (TWh) of electricity. Of the municipal solid waste generated, 33 percent was recycled in 2011, up from 32 percent in 2010.

Competition

The solid waste industry is very competitive. Competition comes from a number of publicly held solid waste companies, private solid waste companies, large commercial and industrial companies handling their own waste collection or disposal operations and public and private waste-to-energy companies. We also have competition from municipalities and regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills..

Operating costs, disposal costs and collection fees vary widely throughout Mexico. The prices that we intend to charge will be determined locally, and typically vary by the volume and weight, type of waste collected, treatment requirements, risk of handling or disposal, frequency of collections, distance to final disposal sites, labor costs and amount and type of equipment furnished to the customer. We will face intense competition in our core business based on pricing and quality of service. However, we believe that we can distinguish the Company from our competition by providing precise accounting, exceptional customer service, comprehensive tax management, and competitive pricing. While we intend to offer some customers credit terms, in most cases the credit lines will be secured by corporate or personal guarantees, deposits, letters of credit or other bank instruments, and liens.

Mining Interests

The Company has acquired a copper prospect consisting of two (2) claim units consisting of a total of 12 cells located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada. The total claim area is 247.45 hectares. We refer to these mining claims as the Red Streak Jasper Property.

We were an exploration stage company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Property Acquisition Details

JPX Global Inc. (fka Jasper Explorations Inc.) purchased the Red Streak Jasper Property for USD $15,000.

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

We do not believe we will explore and develop this mining property in the future and will most likely sell this mining interest.

126°55'
126°45'
126°35'
Robson Bight
19
Hwy 19
Nimpkish
Nimpkish Lake
Bonanza
Kokish
Tsitika
50°25'
Fault
NOOMAS PLUTON
BONANZA PLUTON
Bonanza Lake
Fault
Fault
Fault
RED STREAK PROPERTY
NIMPKISH
BATHOLITH
NIMPKISH BATHOLITH
50°20'
17
52
Hustan Lake
0
5
10
kilometres
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

Figure 4: Generalized geology of the Nimpkish map area, northern Vancouver Island.

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

Phase 1 Cost Estimate

Consultant/Project Manager – 7 days @ $450/day	$3,150
Geologist – 7 days @ $450/day	$3,150
Sampler/Geological Assistant – 7 days @ $250/day	$1,750
Truck rental – 1500 km @ 0.75/km inclusive	$1,125
Rock assay samples – 50 @ $50.00 per sample	$2,500
Soil and silt samples – 150 @ $25.00 per sample	$3,750
BC Ferries	$250
Per diem – 21 man-days @ $125.00 m/day	$2,625
Misc. sampling and field supplies	$500
Report and reproduction costs	$1,500
Total	$20,300

Phase 2

Detailed geological mapping and rock sampling, grid construction, soil and silt geochemical survey, IP and magnetometer surveys, establish drill and trenching targets, four-man crew with supplies, transportation, report; est.14 day program.
$90,000

Phase 3

1000 meters of diamond drilling @ $100.00 per meter, plus geological supervision, assistant, supplies, transportation, assays, report and other ancillary costs; est. 21 day program.
$170,000

TOTAL	$280,300

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

Employees

As of December 31, 2012, we had 2 employees/independent contractors including a manager / attorney, consultant, and property security. We used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the waste management and waste conversion industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from future acquisitions and joint ventures. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

JPX Global (fka Jasper Explorations Inc.) is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-54793. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A.   RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Our principal executive offices are located at 9864 E Grand River, Ste 110-301, Brighton, Michigan 48116. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “JPEX.OB” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years is not applicable to the Company because we just started to trade after December 31, 2012.

Number of Holders

As of March 26, 2013, there were approximately 31 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 26, 2013, there were 133,350,000 shares of common stock outstanding on record with our stock transfer agent.

Dividends

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

Sales of Unregistered Securities

On February 15, 2013, JPX Global, Inc. entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company.

On August 17, 2011 the Company issued 100,000 common shares at par value for services rendered.

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

With respect to the transactions noted above, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The shares offered by this prospectus constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in JPX Global will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6.   SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, and with the acquisition of Scorpex the Company will change its business model to capitalize on the opportunities available in the integrated waste, and waste management services sector primarily in Mexico. The Company intends to further capitalize on opportunities in its integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require additional financing in order to conduct the exploration program described herein." Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2012 and 2011.

Revenues. The Company generated net revenues of $0 during the year ended December 31, 2012 as compared to $0 for the year ended December 31, 2011.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended December 31, 2012 were $0, compared to $0 during the year 2011.

Professional Fees. Professional fees for the year ended December 31, 2012 were $14,557 compared to $14,427 during 2011. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other Income . The Company had net other income of $0 for the year ended December 31, 2012 compared to net other income of $0 during 2011..

Liquidity and Capital Resources

As of December 31, 2012, the Company’s primary source of liquidity consisted of $30,000 in cash and cash equivalents. The Company holds its cash reserves In trust account. Since inception, the Company has financed its operations through a combination of short -term loan from the founder and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2012 of $51,578 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company generated a net loss for the year ended December 31, 2012 of $14,557compared to a net loss for the year ended December 31, 2011 of $14,518. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

We believe these conditions have resulted from the inherent risks associated with small public companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of our products and services at levels sufficient to cover our costs and provide a return for investors, (ii) attract additional capital in order to finance growth, and (iii) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our waste management business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following critical accounting policies are used in the preparation of our financial statements:

Use of Estimates.     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Research and Development.     Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
22

•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

24

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JPX Global Inc. (f/k/a Jasper Exploration, Inc)

We have audited the accompanying balance sheet of JPX Global Inc. (f/k/a Jasper Exploration, Inc), (An Exploration Stage Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit, and cash flows from inception (December 18, 2008) to December 31, 2012. JPX Global Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPX Global Inc. (An Exploration Stage Company) as of December 31, 2012 and 2011 and the result of its operations and its cash flows from inception (December 18, 2008) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 23, 2013

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052

Telephone (702) 563-1600 ● Facsimile (702) 920-8049

www.dejoyagriffith.com

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
Balance Sheets
(Stated in US Dollars) Audited
	As of	As of
	December 31	December 31
	2012	2011
Assets
Current assets
Cash	$30,000	$—
Total current assets	30,000	—

Total assets	$30,000	$—

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$—	$5,421
Advance from shareholder	49,978	—
Convertible loan payable - related party	1,500	1,500
Total current liabilities	51,478	6,921

Total liabilities	51,478	6,921

Stockholders’ deficit
Common stock, $0.001 par value 500,000,000 common shares authorized Preferred stock, $0.001 par value 40,000,000 preferred shares authorized 30,100,000 shares issued and outstanding	30,100	30,100
Deficit accumulated during exploration stage	(51,578)	(37,021)
Total stockholders’ deficit	(21,478)	(6,921)

Total liabilities and stockholders’ deficit	$30,000	$—

The accompanying notes are an integral part of these financial statements.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
Statements of Operations
(Stated in US Dollars) Audited

	For the year ended December 31, 2012	For the year ended December 31, 2011	From inception (December 18, 2008) to December 31, 2012
Revenue	$—	$—	$—

Expenses
Impairment loss on mineral claims		91	15,091
Accounting & professional fees	14,557	14,427	36,487
Total expenses	14,557	14,518	51,578

Net loss from operations	(14,557)	(14,518)	(51,578)

Net loss	$(14,557)	$(14,518)	$(51,578)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares- basic	30,100,000	30,037,260
The accompanying notes are an integral part of these financial statements.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.).
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
From Inception (December 18, 2008) to December 31, 2012
(Stated in US Dollars)
Audited

			Deficit	Total
	Common Stock	Amount	Accumulated	Equity
	Shares		During
			Exploration
			Stage
Balance at Inception (December 18, 2008)		$—	$—	$—

Net operating loss for the year ended December 31, 2008

Balance, December 31, 2008	—	—	—	—

Net operating loss for the year ended December 31, 2009			(1,500)	(1,500)

Balance, December 31, 2009	—	—	(1,500)	(1,500)

Issuance of 30,000,000 shares at $0.001 per share	30,000,000	30,000	—	30,000

Net operating loss for the year ended December 31, 2010			(21,003)	(21,003)

Balance, December 31, 2010	30,000,000	30,000	(22,503)	7,497

Net operating loss for the year ended December 31, 2011	—	—	(14,518)	(14,518)

Shares issued for services	100,000	100	—	100
Balance, December 31, 2011	30,100,000	30,100	(37,021)	(6,921)
Net operating loss for the year ended December 31, 2012	—	—	(14,557)	(14,557)
Balance, December 31, 2012	30,100,000	$30,100	$(51,578)	$(21,478)

The accompanying notes are an integral part of these financial statements.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Stated in US Dollars) Audited

			From inception
	For the year	For the year	(December 18, 2008)
	ended	ended	to
	December 31, 2012	December 31, 2011	December 31, 2012

Operating Activities
Net loss	$(14,557)	$(14,518)	$(51,478)
Adjustments to reconcile net loss to net cash
used in operating activities
Issue of shares for services	—	100-	100
Impairment loss of mineral claims	—	—	15,000
Changes in operating assets and liabilities	(5,421)	5,421	—
Net cash used in operating activities	(19,978)	(8,997)	(36,478)

Investing Activities
Purchase of mineral claim	—	—	(15,000)
Net cash used in investing activities	—	—	(15,000)

Financing Activities
Proceeds from convertible loan payable -
related party	—	—	1,500
Proceeds from shareholder advances	49,978		49,978
Proceeds on sale of common stock	—	—	30,000

Net cash provided by financing activities	49,978	—	81,478

Net increase(decrease) in cash	30,000	(8,997)	30,000

Cash at beginning of period	—	8,997	—
Cash at end of period	$30,000	$3,497	$30,000

Non cash financing activities: Shares issued for services		$100	$100
Interest	—	—	—
Income Tax	—	—	—

The accompanying notes are an integral part of these financial statements.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001. On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100 votes per share of Series A Preferred Stock held, and is convertible into 10 shares of common stock for every share of preferred stock held.

The company was organized for the purpose of acquiring and exploring mineral claims. The company acquired a mineral claim with unknown reserves. The company does not presently have any operations and is considered to be in the exploration stage.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $(51,578) since inception through December 31, 2012.

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

Income Tax

The company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not that such tax benefits will not be realized.

Since inception through December 31, 2012, the company had a net operating loss available for carry forward of $51,578.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

Basic and Diluted Net Income (loss) Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.. Because the Company does not have any potentially dilutive securities as at December 31, 2012, the accompanying presentation is only of basic loss per common share.

Cash & Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided. The Company currently has no revenue to date.

Advertising and Market Development

The company expenses advertising and market development costs as research data expenses. As at December 31, 2012 the company has not incurred any cost on advertising and market development.

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

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(AUDITED)

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

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

4. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of Jasper Exploration for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debtholder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able to without penalty. As at December 31, 2012 and December 31, 2011, the balance in note payable account is $1,500.

5. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011 the Company issued 100,000 common shares at par value for services rendered.

There are no other issuances of common stock for the period ended December 31, 2012.

On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100 votes per share of Series A Preferred Stock held, and is convertible into 10 shares of common stock for every share of preferred stock held.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

In May 2012, the Company received an advance from its Director and officer for $30,000. The advance is without interest and there are no terms of repayment. Also in May 2012, a Director and officer paid expenses on behalf of the Company totalling $14,978. The advance is without interest and there are no terms of repayment. The director and officer also paid for the review fees of $5000, for the period ended 12.31.2012 on behalf of the company. The amount paid is also without interest and there are no terms of repayment. The total amount outstanding as of December 31, 2012 is $49,978.

7. INCOME TAXES

For the years ended December 31, 2012 and 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012, the Company had approximately $51,578 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2029. The provision for income taxes consisted of the following components as of December 31, 2012 and 2011:

Components of net deferred tax assets, including a valuation allowance, are as follows for the years ended December 31 2012 and 2011:

	December 31, 2012	December 31, 2011
Deferred tax assets:	$11,500	$10,500
Net operating loss carry forwards	$51,578	$37,021
Deferred tax asset	$18,052	$12,957
Valuation allowance	$(18,052)	$(12,957)
Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets for the years ended December 31, 2012 and 2011 was $18,052 and $12,957 . In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011 and recorded a full valuation allowance.

8. SUBSEQUENT EVENTS

On January 3, 2013 the action to amend and restate the Company’s Articles of Incorporation to change the Company’s name from Jasper Explorations, Inc. to JPX Global, Inc., (the “Amendment”) was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company.

On January 3, 2013, the Board of Directors of the Company approved the Amended and Restated Articles of Incorporation of the Company.  The Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State is filed with the Schedule 14C Information Statement dated January 3, 2013.

On January 3, 2013, the action to amend and restate the Articles of Incorporation of the Company to increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100 votes per share of Series A Preferred Stock held, and is convertible into 10 shares of common stock for every share of preferred stock held.

On February 15, 2013, JPX Global, Inc. entered into an agreement to acquire all of the outstanding shares of Scorpex, Inc., a Nevada corporation (hereafter, “Scorpex”), in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company (such transaction is hereafter referred to as the “Acquisition”). Scorpex is a development stage waste disposal and recycling company, with the goal of storing and disposing all types of waste, including those classified as industrial, toxic, and hazardous.

As of February 15, 2013, in connection with the Acquisition described above, Joseph Caywood, the largest shareholder of Scorpex, held a controlling beneficial interest in the Company and as a result may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no change in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants.

 ITEM 9A.   CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)   There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

 ITEM 9B.   OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Elected Director(1)	Age	Background Information
James P. Foran (2012)	53

Mr. Foran, age 53, is a director and the Chief Executive Officer for Continental Industrial Services since 1999, a company that specializes in mechanical installation and maintenance of water and waste treatment facilities. Mr. Foran is also the Senior Project Manager for the Detroit Incinerator Rehabilitation since November 2010, renovation of one of the world’s largest incineration complex’s. Mr. Foran has more than twenty years of experience at managing personnel and projects in the Heavy Civil Engineering Construction field. His involvement has included a diverse background in multiple management areas: establishing budgets, schedules, project management, mechanical process, monitoring and coordination, and extensive personnel management experience. He has experience in the design and construction of industrial facilities and processes for chemical and municipal customers. Mr. Foran has a Juris Doctorate degree from the University of Detroit School of Law, and a Bachelor's degree in English Literature and Communications. Mr. Foran is currently licensed to practice law in Michigan.

(1) The business address of our sole director is 9864 E Grand River, Ste 110-301, Brighton, MI 48116.

Director Independence

We consider our sole member of the board of directors an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, our current director is not paid cash compensation for his service as director. The director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2011 and 2012, the Board held no in-person meetings during the fiscal year ended December 31, 2011 and 2012.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

James P. Foran is our sole executive officer, serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Further information pertaining Mr. Foran’s business background and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2012 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the two fiscal years ended December 31, 2011 and 2012 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2011 and 2012, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year(1)	Salary	Stock Awards	All Other Compensation	Total

James P. Foran	2012	$—	$—	$—	$—
Chief Executive Officer	2011	$—	$—	$—	$—
Secretary and Chief Financial Officer

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officer did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2011 or 2012.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 510 Shotgun Road, Suite 110, Sunrise, Florida 33325. As of December 31, 2012, we had 30,100,000 shares of common stock outstanding. Each of our shares of common stock holds one vote.. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Amount and Nature of Beneficial Ownership
Name	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(1)	Percent of Class Outstanding(2)
James P. Foran	—	—	—	—	*
Joseph Caywood(3)	20,100,000	—	—	20,100,00	66.77%
All current directors and executive officers as a group (1 person)	—	—	—	—	*

____________________

*	Indicates less than one percent.

DESCRIPTION OF CAPITAL STOCK

The following description of our capital stock is based on relevant portions of our Articles of Incorporation (also sometimes referred to as our “charter”) and Bylaws. This summary may not contain all of the information that is important to you, and we refer you to our Articles of Incorporation and Bylaws for a more detailed description of the provisions summarized below.

JPX Global was organized as a corporation under the laws of the State of Nevada on December 18, 2008. Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2012, there were approximately 31 record holders of our common stock. There are no outstanding other options or warrants to purchase our stock.

Our charter provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our charter.

At December 31, 2012, we had 30,100,000 shares of common stock outstanding and 0 shares of preferred stock outstanding.

Common Stock

Our charter authorizes us to issue up to 500,000,000 shares of common stock. All shares of our common stock have equal rights as to earnings, assets, dividends and voting privileges. If and when we issue shares of common stock to stockholders, such shares will be duly authorized, validly issued, fully paid and nonassessable. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on all matters submitted to a vote of stockholders, including the election of directors.

Preferred Stock

Our charter authorizes us to issue up to 40,000,000 shares of preferred stock. None of these preferred shares were issued and outstanding as of December 31, 2012. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred (100) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters, and is convertible into ten shares of common stock for each share of series A preferred. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under the Nevada Revised Statutes (hereafter, the “NRS”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Nevada law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

We have previously entered into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of the NRS and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Change of Control

On February 15, 2013, The Company entered into an agreement to acquire all of the assets of Scorpex in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. Joseph Caywood, is the controlling shareholder of Scorpex. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, it is convertible into 50 million shares of common stock, each share of Preferred Stock carries 100 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result of the issuance of the Preferred Stock, Mr. Caywood holds a controlling beneficial interest in the Company and, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On February 15, 2013, The Company entered into an agreement to acquire all of the assets of Scorpex in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. Joseph Caywood, is the controlling shareholder of Scorpex. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, it is convertible into 50 million shares of common stock, each share of Preferred Stock carries 100 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result of the issuance of the Preferred Stock, Mr. Caywood holds a controlling beneficial interest in the Company and, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

On August 17, 2011 the Company issued 100,000 common shares at par value for services rendered.

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, De Joya Griffith, LLC for the last two fiscal years:

	2012	2011
Audit Fees	$11,500	$10,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$	$

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.   EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
14.1	Code of Ethics for the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Foran.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Foran.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JPX GLOBAL, INC.

/s/ James P. Foran
Dated: March 29, 2013	By: James P. Foran, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James P. Foran	Chief Executive Officer	March 29, 2013
James P. Foran

