Form 10-Q
period 2013-03-31
JPX Global Inc.
filed 2013-05-20
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-54793

JPX GLOBAL, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

9864 E Grand River, Ste 110-301
Brighton, MI	48116
(Address of Principal Executive Offices)	(Zip Code)

(780) 349-1755
(Issuer’s Telephone Number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Table of Contents

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]      Accelerated Filer [ ]      Non-Accelerated Filer [ ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 17, 2013, the Company had outstanding 30,100,000 shares of common stock, par value $0.001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2013.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) REQUIRED BY FORM 10-Q

Table of Contents	3

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Balance Sheets
Unaudited

ASSETS
	March 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$30,200	$30,000

Total Current Assets	30,200	30,000

TOTAL ASSETS	$30,200	$30,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$237	—
Advances from related party	56,622	49,978
Convertible loan payable - related party	1,500	1,500

Total Current Liabilities	58,359	51,478

TOTAL LIABILITIES	58,359	51,478

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 40,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 30,100,000 shares issued and outstanding, respectively	30,100	30,100
Deficit accumulated during development stage	(58,259)	(51,578)

Total Stockholders' Deficit	(28,159)	(21,478)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$30,200	$30,000

The accompanying notes are an integral part of these financial statements

Table of Contents	4

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			(December 18,
	For the Three Months Ended		2008) through
	March 31,		March 31,
	2013	2012	2013

NET SALES	$—	$—	$—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Impairment loss on mineral claims	—	—	15,091
Professional and accounting fees	6,444	607	42,931
Other general and administrative	237	—	237

Total Selling, General and
Administrative Expenses	6,681	607	58,259

LOSS FROM OPERATIONS	(6,681)	(607)	(58,259)

NET LOSS	$(6,681)	$(607)	$(58,259)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic	30,100,000	30,100,000

The accompanying notes are an integral part of these financial statements

Table of Contents	5

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(December 18,
	For the Three Months Ended		2008) through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,681)	$(607)	$(58,259)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	—	100
Impairment loss of mineral claims	—	—	15,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	237	607	237

Net Cash Used by Operating Activities	(6,444)	—	(42,922)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral claim	—	—	(15,000)

Net Cash Used by Investing Activities	—	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable - related parties	—	—	1,500
Proceeds from advances - related party	6,644	—	56,622
Proceeds from sale of common stock	—	—	30,000

Net Cash Provided by Financing Activities	6,644	—	88,122

NET INCREASE IN CASH AND CASH EQUIVALENTS	$200	$—	$30,200

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,000	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,200	—	$30,200

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—	$—
Taxes	—	—	—
Non-cash activity:

Common stock issued for services	$—	$—	$100

The accompanying notes are an integral part of these financial statements

Table of Contents	6

JPX GLOBAL, INC.

(formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013

Unaudited

1.  ORGANIZATION

The company was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001. On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the Company and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100 votes per share of Series A Preferred Stock held, and is convertible into 10 shares of common stock for every share of preferred stock held.

The company was initially organized for the purpose of acquiring and exploring mineral claims. The company acquired a mineral claim with unknown reserves. We intend to continue to hold the mining claims, but will not be developing these assets during 2013. For this reason, we are no longer classifying the Company as an exploration stage company. The primary goal of the Company will be to develop into a waste services business and classify the Company as a development stage company. The company has recently modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste. The company does not presently have any operations and is considered to be in the developmental stage.

2.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $58,259 since inception (December 18, 2008) through March 31, 2013.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the consolidated financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the interim financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet at December 31, 2012 has been derived from

Table of Contents	7

 audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews these estimates and assumptions on an ongoing basis using currently available information. Actual results could differ from those estimates.

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

Since inception through March 31, 2013, the company had a net operating loss available for carry forward of $58,259.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are presented. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per common share.

Cash & Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Table of Contents	8

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued liabilities and advances from related party. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Table of Contents	9

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

4.  ACQUISITION OF A MINERAL CLAIM

During 2010 the company acquired mineral claims for $15,000 known as the Red Streak Jasper Property, located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada consisting of two (2) claim units consisting of a total of 12 cells located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada. The total claim area is 247.45 hectares. We intend to continue to hold the mining claims, but will not be developing these assets during 2013. For this reason, we are no longer classifying the Company as an exploration stage company. The primary goal of the Company will be to develop into a waste services business and classify the Company as a development stage company.

The acquisitions costs have been impaired and expensed during 2010 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable. Consequently, we have recorded an impairment loss for the full amount of $15,000 during the year ended December 31,2010.

5.  CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the then CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to common stock of Jasper Exploration for $.001 per share. At the time the note was issued, the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debt holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able to without penalty. As of March 31, 2013 and December 31, 2012, the balance in note payable account is $1,500.

6.  CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011 the Company issued 100,000 common shares at par value for services rendered.

Table of Contents	10

On February 15, 2013, the Company entered into an agreement to acquire all of the outstanding shares of Scorpex, Inc., a Nevada corporation (hereafter, “Scorpex”), in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company (such transaction is hereafter referred to as the “Acquisition”). A material condition of the Acquisition, production of audited financial statements, has not been provided by Scorpex and therefore the Acquisition was terminated in accordance with its terms. All stock issuances have been rescinded associated with the Acquisition and the total issued and outstanding stock of the Company is 30,100,000 shares of common stock and 0 shares of preferred stock. No termination penalties have been incurred by the Company.

There are no other issuances of common stock for the three month period ended March 31, 2013.

7.  RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2013, the related party advanced the Company $6,644. The total balance due on these advances was $56,622 as of March 31, 2013.

Members of our management team have loaned the Company money for development, professional fees, and expenses since inception of the Company.

8.  SUBSEQUENT EVENTS

On February 15, 2013, the Company entered into an agreement to acquire all of the outstanding shares of Scorpex, Inc., a Nevada corporation (hereafter, “Scorpex”), in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company (such transaction is hereafter referred to as the “Acquisition”). A material condition of the Acquisition, production of audited financial statements, has not been provided by Scorpex and therefore the Acquisition was terminated in accordance with its terms. All stock issuances have been rescinded associated with the Acquisition and the total issued and outstanding stock of the Company is 30,100,000 shares of common stock and 0 shares of preferred stock. No termination penalties have been incurred by the Company.

Table of Contents	11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of JPX Global, Inc. (hereafter, “JPEX”, the “Company,” “we,” “our,” or “us”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein.This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

As a result of the agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation (“Scorpex”), on February 15, 2013, the Company changed its business model to capitalize on the opportunities available in the integrated waste, and waste management services sector primarily in Mexico. The Company intends to further capitalize on opportunities in its integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We are a development stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require additional financing in order to conduct the exploration program described herein." Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Our ability to generate revenues during the year 2013 and beyond depends substantially upon the Company’s resources available in order to develop and grow the integrated waste and waste management business. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Table of Contents	12

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- and $-0- during the three months ended March 31, 2013 and 2012 respectively. In the future, the Company’s sole source of revenue is expected to be related to waste management contracts.

Cost of Sales. Cost of sales for the three months ended March 31, 2013 and 2012 were $-0- and $-0- respectively. Future costs of sales are expected to consist of the necessary permits, processing and management, and transportation of waste products, and other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Professional Fees. Professional fees for the three months ended March 31, 2013 were $6,444, compared to $607 during the three months ended March 31, 2012. Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended March 31, 2013 were $237, compared to $-0- for the three months ended March 31, 2012. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $-0- and $-0- for the three months ended March 31, 2013 and 2012 respectively.

Liquidity and Capital Resources

As of March 31, 2013, our primary source of liquidity consisted of $30,200 in cash and cash equivalents. We hold most of our cash reserves in trust account maintained with the attorney. Since inception, we have financed our operations through a combination of short term loans and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2013 of $58,259 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

Table of Contents	13

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of March 31, 2013, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of only our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective  as of the end of the period covered by this quarterly report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2013, our internal control over financial reporting is ineffective  in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles because our company is solely managed, and effective internal controls require at least two officers overseeing the internal controls. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Table of Contents	14

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	15

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	16

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
31	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: May 20, 2013________________	BY: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

Table of Contents	18