Form 10-Q
period 2013-06-30
JPX Global Inc.
filed 2013-08-19
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Table of Contents

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August16, 2013, the Company had outstanding 31,975,000 shares of common stock, par value $0.001 per share.

Table of Contents	2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2013

Table of Contents	3

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$30,190	$30,000

Total Current Assets	30,190	30,000

OTHER ASSETS

Mineral rights	59,617	—

Total Other Assets	59,617	—

TOTAL ASSETS	$89,807	$30,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,601	$—
Advances from related party	119,343	49,978
Convertible loan payable - related party	1,500	1,500

Total Current Liabilities	123,444	51,478

TOTAL LIABILITIES	123,444	51,478

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
31,975,000 and 30,100,000 shares issued and outstanding, respectively	31,975	30,100
Additional paid-in capital	2,341,875	—
Deficit accumulated during development stage	(2,407,487)	(51,578)

Total Stockholders' Deficit	(33,637)	(21,478)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89,807	$30,000

The accompanying notes are an integral part of these financial statements

Table of Contents	4

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					(December 18,
	For the Three Months Ended		For the Six Months Ended		2008) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

NET SALES	$—	$—	$—	$—	$—

GENERAL AND
ADMINISTRATIVE EXPENSES

Consulting fees	2,343,750	—	2,343,750	—	2,343,750
Impairment loss on mineral claims	—	—	—	—	15,091
Professional and accounting fees	3,612	8,950	10,056	9,557	46,543
Other general and administrative	1,866	—	2,103	—	2,103

Total expenses	2,349,228	8,950	2,355,909	9,557	2,407,487

LOSS FROM OPERATIONS	(2,349,228)	(8,950)	(2,355,909)	(9,557)	(2,407,487)

NET LOSS	$(2,349,228)	$(8,950)	$(2,355,909)	$(9,557)	$(2,407,487)

Net loss per common share - basic	$(0.08)	$(0.00)	$(0.08)	$(0.00)

Weighted average common shares
outstanding - basic	30,245,833	30,100,000	30,172,917	30,100,000

The accompanying notes are an integral part of these financial statements

Table of Contents	5

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(December 18,
	For the Six Months Ended		2008) through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,355,909)	$(9,557)	$(2,407,487)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,343,750	—	2,343,850
Impairment loss of mineral claims	—	—	15,091
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	2,601	(5,421)	2,601

Net Cash Used by Operating Activities	(9,558)	(14,978)	(45,945)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral claim	(59,617)	—	(74,708)

Net Cash Used by Investing Activities	(59,617)	—	(74,708)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable - related parties	—	—	1,500
Proceeds from advances - related party	69,365	44,978	119,343
Proceeds from sale of common stock	—	—	30,000

Net Cash Provided by Financing Activities	69,365	44,978	150,843

NET INCREASE IN CASH AND
CASH EQUIVALENTS	$190	$30,000	$30,190

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,000	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,190	30,000	$30,190

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-cash activity:

Common stock issued for services	$2,343,750	$—	$2,343,850

The accompanying notes are an integral part of these financial statements

Table of Contents	6

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

Unaudited

1. ORGANIZATION

The company was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001. On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the Company and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holders representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100 votes per share of Series A Preferred Stock held, and is convertible into 10 shares of common stock for every share of preferred stock held.

The Company was initially organized for the purpose of acquiring and exploring mineral claims. The company acquired a mineral claim with unknown reserves. We intend to continue to hold the mining claims, but will not be developing these assets during 2013.  For this reason, we are no longer classifying the Company as an exploration stage company.  The Company has entered the sand and gravel extraction business with its joint venture in the state of Washington and expects to receive revenue from the joint venture during the 2013 fiscal year.  The future goal of the Company will be to develop a waste services division  The Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.  The Company does not presently have any waste management operations and is considered to be in the development stage, but due to our joint venture we expect to have revenues and adjust our classification as a development stage company to an operational stage company as sales are made.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $2,407,487 since inception (December 18, 2008) through June 30, 2013.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the financial statements, footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the interim financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year. The balance sheet as at December 31, 2012 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Table of Contents	7

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

Unaudited

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

Since inception through June 30, 2013, the company had a net operating loss available for carry forward of $2,407,487.

Earnings Per Share

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per common share.

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

Mineral Property Acquisitions Costs

Table of Contents	8

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

Unaudited

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

Stock-based compensation

The Company records stock based compensation to employees in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments

Table of Contents	9

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

Unaudited

include cash, accounts payable and accrued liabilities and advances from related party. Fair values were assumed to approximate carrying values for cash, payables and advances from related party because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as "unobservable," and limits their use by saying they "shall be used to measure fair value to the extent that observable inputs are not available." This category allows "for situations in which there is little, if any, market activity for the asset or liability at the measurement date".Earlier in the standard, FASB explains that "observable inputs" are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statements.

4. JOINT VENTURE

On June 17, 2013, the Company entered into a Processing Lease and Option To Purchase Agreement, thereby effecting the Joint Venture Agreement, dated May 30, 2013, (collectively, the “Agreements”) with CGrowth Capital, Inc., a Delaware corporation ("CGrowth"). Pursuant to the Agreements, CGrowth is obligated to provide operational, on-site, and sales support in respect to the Chewelah Community Pit, a 15 acre sand and gravel pit in Colville,Washington. A copy of the approved Bureau of Land Management (“BLM”) Contract For The Sale Of Mineral Materials and all the Agreements were attached to our report on Form 8-K dated June 19, 2013. According to the terms of the Agreements, the Company is obligated to make an initial payment of $50,000, followed by a payment of $300,000 in 30 days or less. As of June 30, 2013, $59,617 has been paid by the company and is recorded as Mineral Rights on the Balance Sheet. These Mineral Rights are part of the Joint Venture. To date, $175,000 has been paid by the Company which was financed by related party advances. Also, the Company shall be entitled to 51% of the net revenue, and CGrowth shall be entitled to 49% of the net revenue respectively. A separate DBA was created to operate the Joint Venture and all transactions have been recorded under JPX Global. The Joint Venture Agreement expires on June 1, 2014, but will automatically extend for an additional year, in anticipation of a 5-year BLM extension. The copies of the Agreements are provided as exhibits to our Form 8-K dated June19, 2013.

5. ACQUISITION OF A MINERAL CLAIM

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

Table of Contents	10

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

Unaudited

continue to hold the mining claims, but will not be developing these assets during 2013. For this reason, we are no longer classifying the Company as an exploration stage company. The primary goal of the Company will be to develop into a waste services business and classify the Company as a development stage company.

The acquisitions costs have been impaired and expensed during 2010 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable. Consequently, we have recorded an impairment loss for the full amount of $15,091 during the year ended December 31, 2010.

On June 7, 2013, the Company acquired mineral rights to the Chewelah Community Pit, a 15 acre sand and gravel pit in Colville, Washington through its joint venture with CGrowth Capital, Inc. A copy of the approved Bureau of Land Management (“BLM”) Contract For The Sale Of Mineral Materials and all the Agreements were attached to our report on form 8-K dated June 19, 2013.

6. CONVERTIBLE NOTE

On December 18, 2008, the company entered into a Promissory Note agreement with the then CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to common stock of the Company for $.001 per share. At the time the note was issued, the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debt holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able to without penalty. As of June 30, 2013 and December 31, 2012, the balance in note payable account is $1,500.

7. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011 the Company issued 100,000 common shares at par value to its transfer agent for services rendered.

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

On June 19, 2013 the Company issued 1,875,000 common shares valued at $2,343,750 for services rendered to Southbay Holdings and its affiliates. These consultants received their shares for organizing the joint venture with CGrowth and with the preparation for other acquisition, merger, and joint venture partners.

Table of Contents	11

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013

Unaudited

8. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, a related party advanced the Company $69,365 for development, professional fees, and expenses including $59,617 paid toward the mineral rights and joint venture as described in Note 4. The total balance due to related party as on June 30, 2013 and December 31, 2012 is $119,343 and $49,978 respectively.

Table of Contents	12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of JPX Global, Inc. (hereafter, “JPEX”, the “Company,” “we,” “our,” or “us”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

As a result of the agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation (“Scorpex”), on February 15, 2013, the Company changed its business model to capitalize on the opportunities available in the integrated waste, and waste management services sector primarily in Mexico. Due to a condition in the agreement requiring audited financials, the asset purchase has not been effected. The Company intends to consummate the agreement with Scorpex in the future upon completion of its audits and intends to further capitalize on opportunities in its integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We are a development stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require additional financing in order to conduct the exploration program described herein." Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management and sand and gravel extraction company, our principal sources of revenue will result from sand and gravel sales and waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

The Company has entered the sand and gravel extraction business with its joint venture in the state of Washington and expects to receive revenue from the joint venture during the 2013 fiscal year.  The future goal of the Company will be to develop a waste services division  The Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.  Due to our joint venture we expect to have revenues and adjust our classification as a development stage company to an operational stage company as sales are made.

Our ability to generate revenues during the year 2013 and beyond depends substantially upon the Company’s resources available in order to develop and grow the sand and gravel joint venture and the integrated waste and waste management businesses. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Table of Contents	13

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2013 and 2012.

Revenues. For the three and six months ended June 30, 2013 and 2012, net revenues were $-0-.In the future, the Company’s sole source of revenue is expected to be related sand and gravel excavation and waste management.

Cost of Sales. Cost of Sales for the three and six months ended June 30, 2013 and 2012 were $-0-. Future costs of sales are expected to consist of the necessary permits, processing and management of sand and gravel excavation as well as operational and staffing costs with respect thereto.

Consulting Fees. Consulting fees for the three and six months ended June 30, 2013 were $2,343,750 compared to $-0- during the three and six months ended June 30, 2012. During the quarter ended June 30, 2013, the Company issued 1,875,000 shares of common stock for services rendered to the Company. The shares were valued at $1.25 per share as per ASC Topic 505-50-25-7 for financial statement purposes.

Professional Fees. Professional fees for the three months ended June 30, 2013 were $3,612 compared to $8,950 for the three months ended June 30, 2012. During the three months ended June 30, 2012, the Company incurred more legal and accounting fees associated with getting current with its filings with the Securities and Exchange Commission. For the six months ended June 30, 2013, professional fees were $10,056 compared to $9,557 for the six months ended June 30, 2012. Professional fees consist mainly of the fees for there view of the Company’s financial statements of the prior quarter as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended June 30, 2013 were $1,866 compared to $-0- for the three months ended June 30, 2012. For the six months ended June 30, 2013, other general and administrative expenses were $2,103 compared to $-0- for the six months ended June 30, 2012. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $-0- for the three and six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

As of June 30, 2013, our primary source of liquidity consisted of $30,190 in cash and cash equivalents. We hold most of our cash reserves in trust account maintained by our attorney. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit as at June 30, 2013 of $2,407,487 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses and our acquisition of mineral claim through advances from related parties. We anticipate a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming

Table of Contents	14

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

As of June 30, 2013, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2013, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Table of Contents	15

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

JPX GLOBAL, INC.
Date: August 19, 2013________________	BY: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

Table of Contents	17