Form 10-Q
period 2013-09-30
JPX Global Inc.
filed 2013-12-20
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 1, 2013, the Company had outstanding 32,133,380 shares of common stock, par value $0.001 per share.

Table of Contents	2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Table of Contents	3

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$1,331	$—
Accounts receivable	839	—
Due from joint venture partner	10,169	—

Total Current Assets	12,339	—

OTHER ASSETS

Mineral rights	75,617	—

Total Other Assets	75,617	—

TOTAL ASSETS	$87,956	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdraft	$2,898	$—
Accounts payable and accrued liabilities	18,638	—
Advances from related party	129,343	49,978
Convertible loan payable - related party	1,500	1,500
Notes payable (net of debt discount of $24,238 and $-0-, respectively)	59,687	—

Total Current Liabilities	212,066	51,478

TOTAL LIABILITIES	212,066	51,478

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
32,133,380 and 30,100,000 shares issued and outstanding, respectively	31,975	30,100
Stock payable	197,975	—
Additional paid-in capital	2,341,875	—
Deficit accumulated during development stage	(2,695,935)	(81,578)

Total Stockholders' Deficit	(124,110)	(51,478)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$87,956	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	4

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					(December 18,
	For the Three Months Ended		For the Nine Months Ended		2008) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

NET SALES	$14,294	$—	$14,294	$—	$14,294

COST OF SALES	7,240	—	7,240	—	7,240

GROSS MARGIN	7,054	—	7,054	—	7,054

OPERATING EXPENSES

Consulting fees	198,033	—	2,541,783	—	2,541,783
Impairment loss on mineral claims	—	—	—	—	15,091
Professional and accounting fees	24,430	2,500	34,486	12,057	100,973
Other general and administrative	29,814	—	31,917	—	31,917

Total Operating Expenses	252,277	2,500	2,608,186	12,057	2,689,764

LOSS FROM OPERATIONS	(245,223)	(2,500)	(2,601,132)	(12,057)	(2,682,710)

OTHER INCOME (EXPENSES)

Interest expense	(1,038)	—	(1,038)	—	(1,038)
Debt discount expense	(12,187)		(12,187)		(12,187)

Total Other Income (Expenses)	(13,225)	—	(13,225)	—	(13,225)

NET LOSS	$(258,448)	$(2,500)	$(2,614,357)	$(12,057)	$(2,695,935)

Net loss per common share - basic	$(0.01)	$(0.00)	$(0.08)	$(0.00)

Weighted average common shares
outstanding - basic	31,975,000	30,100,000	30,773,077	30,100,000

The accompanying notes are an integral part of these financial statements

Table of Contents	5

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(December 18,
	For the Nine Months Ended		2008) through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,614,357)	$(12,057)	$(2,695,935)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,541,725	—	2,541,825
Debt discount expense	12,187	—	12,187
Impairment loss of mineral claims	—	—	15,091
Changes in operating assets and liabilities:
Accounts receivable	(839)	—	(839)
Due from joint venture partner	(10,169)	—	(10,169)
Accounts payable and accrued liabilities	18,638	(5,421)	18,638

Net Cash Used by Operating Activities	(52,815)	(17,478)	(119,202)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral claim	(75,617)	—	(90,708)

Net Cash Used by Investing Activities	(75,617)	—	(90,708)

CASH FLOWS FROM FINANCING ACTIVITIES:

Bank overdraft	2,898	—	2,898
Proceeds from convertible notes payable - related parties	—	—	1,500
Proceeds from advances - related party	79,365	47,478	129,343
Proceeds from sale of common stock	—	—	30,000
Proceeds from notes payable	47,500	—	47,500

Net Cash Provided by Financing Activities	129,763	47,478	211,241

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$1,331	$30,000	$1,331

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,331	30,000	$1,331

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-cash activity:

Common stock issued for services	$2,541,725	$—	$2,541,825

The accompanying notes are an integral part of these financial statements

Table of Contents	6

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

The Company was initially organized for the purpose of acquiring and exploring mineral claims. The company acquired a mineral claim with unknown reserves. We intend to continue to hold the mining claims, but will not be developing these assets during 2013.  For this reason, we are no longer classifying the Company as an exploration stage company.  The Company has entered the sand and gravel extraction business with its joint venture in the state of Washington and expects to receive revenue from the joint venture during the 2013 fiscal year.  The future goal of the Company will be to develop a waste services division. The Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.  The Company does not presently have any waste management operations and is considered to be in the development stage, but due to our joint venture we expect to have revenues and adjust our classification as a development stage company to an operational stage company as sales are made.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $2,695,935 since inception (December 18, 2008) through September 30, 2013.

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

Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and the collectability is reasonably assured. As part of the joint venture agreement, a buyer will make an order by requesting material or gravel. Arrangements are then made for the customer to either pick up the material directly from the quarry or delivered to their site. Once the material is either picked up or delivered, the company records the sale.

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

Since inception through September 30, 2013, the company had a net operating loss available for carry forward of $2,695,935.

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

Environmental Requirements

Table of Contents	8

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

Fair value of financial instruments

Table of Contents	9

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013 and December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued liabilities and advances from related party. Fair values were assumed to approximate carrying values for cash, payables and advances from related party because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

4. JOINT VENTURE

On June 17, 2013, the Company entered into a Processing Lease and Option To Purchase Agreement, thereby effecting the Joint Venture Agreement, dated May 30, 2013, (collectively, the “Agreements”) with CGrowth Capital, Inc., a Delaware corporation ("CGrowth"). Pursuant to the Agreements, CGrowth is obligated to provide operational, on-site, and sales support in respect to the Chewelah Community Pit, a 15 acre sand and gravel pit in Colville, Washington. A copy of the approved Bureau of Land Management (“BLM”) Contract For The Sale Of Mineral Materials and all the Agreements were attached to our report on Form 8-K dated June 19, 2013. According to the terms of the Agreements, the Company is obligated to make an initial payment of $50,000, followed by a payment of $300,000 in 30 days or less. As of September 30, 2013, $75,617 has been paid by the company and is recorded as Mineral Rights on the Balance Sheet. These Mineral Rights are part of the Joint Venture. Also, the Company shall be entitled to 51% of the net revenue, and CGrowth shall be entitled to 49% of the net revenue respectively. A separate DBA was created to operate the Joint Venture and all transactions have been recorded and consolidated under JPX Global. The Joint Venture Agreement expires on June 1, 2014, but will automatically extend for an additional year, in anticipation of a 5-year BLM extension. The copies of the Agreements are provided as exhibits to our Form 8-K dated June19, 2013.

Table of Contents	10

5. ACQUISITION OF A MINERAL CLAIM

During 2010 the company acquired mineral claims for $15,000 known as the Red Streak Jasper Property, located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada consisting of two (2) claim units consisting of a total of 12 cells located about three (3) kilometers southwest of the town of Westwold, British Columbia, Canada. The total claim area is 247.45 hectares. We intend to continue to hold the mining claims, but have not been able to develop these assets during 2013. For this reason, we are no longer classifying the Company as an exploration stage company. The primary goal of the Company will be to develop into a waste services business and classify the Company as a development stage company.

The acquisitions costs have been impaired and expensed during 2010 because there had been no exploration activities nor had there been any reserves established and we could not project any future cash flows or salvage value and the acquisition costs were not recoverable. Consequently, we have recorded an impairment loss for the full amount of $15,091 during the year ended December 31, 2010.

On June 7, 2013, the Company acquired mineral rights to the Chewelah Community Pit, a 15 acre sand and gravel pit in Colville, Washington through its joint venture with CGrowth Capital, Inc. The joint venture started operations during the 3rd quarter of 2013. A copy of the approved Bureau of Land Management (“BLM”) Contract For The Sale Of Mineral Materials and all the Agreements were attached to our report on form 8-K dated June 19, 2013.

6. CONVERTIBLE LOAN RELATED PARTY

On December 18, 2008, the Company entered into a Promissory Note agreement with the then CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to common stock of the Company for $.001 per share. At the time the note was issued, the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debt holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able to without penalty. As of September 30, 2013 and December 31, 2012, the balance in note payable account is $1,500.

7. CONVERTIBLE NOTES PAYABLE

On June 25, 2013 the company entered into a Promissory Note agreement. The note was for a sum of $47,500, carries interest rate of 8% and is due on March 28, 2014. The note was recorded on the books of the Company during the third quarter of 2013 as that is when the proceeds from the note were received. Accrued interest on the note as of September 30, 2013 was $1,010. The note is convertible into the Company’s common stock at the holder’s option. The Company recorded a debt discount of $36,425 included in the balance of Notes payable. Furthermore, the Company recorded $12,187 in amortization of the debt discount which is disclosed as interest expense in the statement of operations.

8. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011, the Company issued 100,000 common shares at par value to its transfer agent for services rendered.

Table of Contents	11

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

On July 9, 2013, the Company agreed to issue 158,380 common shares valued at $197,975 for services rendered to the Company by various contract personnel. As of September 30, 2013 the shares had not been issued and are recorded as stock payable on the balance sheet.

9. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, a related party advanced the Company $79,365 for development, professional fees, and expenses including $75,617 paid toward the mineral rights and joint venture as described in Note 4. These advances are non-interest bearing and due on demand. The total balance due to related party as on September 30, 2013 and December 31, 2012 is $129,343 and $49,978 respectively.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events that would have a material impact on the financial statements.

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

The Company has entered the sand and gravel extraction business with its joint venture in the state of Washington and expects to receive revenue from the joint venture during the 2013 fiscal year.  The future goal of the Company will be to develop a waste services division. The Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.  Due to our joint venture we expect to have revenues and adjust our classification as a development stage company to an operational stage company as sales are made.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2013 and 2012.

Revenues. For both the three and nine months ended September 30, 2013 and 2012, net revenues were $14,294 and $-0-, respectively. The revenues were generated from sand and gravel excavation per the joint venture as previously described. The joint venture commenced operations during the quarter ended September 30, 2013.

Cost of Sales. Cost of Sales for both the three and nine months ended September 30, 2013 and 2012 were $7,240 and $-0-, respectively. Costs of sales relate to the processing and management of sand and gravel excavation as well as operational and staffing costs with respect thereto.

Consulting Fees. Consulting fees for the three and nine months ended September 30, 2013 were $198,033 and $2,541,783, respectively. During the three and nine months ended September 30, 2012 consulting fees were $-0-. During the nine months ended September 30, 2013, the Company issued 2,033,380 shares of common stock for services rendered to the Company. The shares were valued at $1.25 per shareas per ASC Topic 505-50-25-7 for financial statement purposes.

Professional Fees. Professional fees for the three months ended September 30, 2013 were $24,430 compared to $2,500 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, professional fees were $34,486 compared to $12,057 for the nine months ended September 30, 2012. Professional fees consist mainly of the fees for the review of the Company’s financial statements of the prior quarter as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended September 30, 2013 were $29,814 compared to $-0- for the three months ended September 30, 2012. For the nine months ended September 30, 2013, other general and administrative expenses were $31,917 compared to $-0- for the nine months ended September 30, 2012. The increase is mainly the result of operating expenses associated with the joint venture. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $13,225 for both the three and nine months ended September 30, 2013 compared to $-0- for the three and nine months ended September 30, 2012. Other expenses consist of interest expenses of $1,038 and debt discount expenses of $12,187 related to the promissory note issued by the Company during the quarter ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, our primary source of liquidity consisted of $1,331 in cash and cash equivalents. We hold most of our cash reserves in trust account maintained by our attorney. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at September 30, 2013 of $2,695,935 and are currently experiencing a substantial shortfall in operating capital

Table of Contents	14

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

As of September 30, 2013, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2013, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

JPX GLOBAL, INC.
Date: December 20, 2013	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

Table of Contents	17