Form 10-K
period 2013-12-31
JPX Global Inc.
filed 2014-04-25
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Table of Contents

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of JPX Global, Inc. held by non-affiliates as of June 30, 2013 was $12,500,000.

As of March 27, 2014, there were 137,193,725 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	1

Table of Contents	2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	3

PART I

ITEM 1. BUSINESS.

Company History

JPX Global, Inc., (f.k.a. Jasper Explorations, Inc.) (the “Company”), was organized under the laws of the State of Nevada on December 18, 2008 as Jubilee Resources, Inc., to explore mineral properties in North America. The name of the Company was subsequently changed to Jasper Explorations, Inc. on December 16, 2010. The name of the Company was again changed on January 3, 2013 from Jasper Explorations, Inc. to JPX Global, Inc.

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. Upon the acquisition of Scorpex, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on May 16, 2013, we unwound the acquisition of Scorpex and resumed its operation prior to February 15, 2013, primarily, the exploration for copper, molybdenum and other minerals.

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock (the “Acquisition”). We are now expanding our business to further develop our operations as a development stage waste disposal and recycling company, with the goal of storing and disposing all types of waste, including those classified as industrial, toxic, and hazardous. With the acquisition of the Scorpex assets, the Company has a business model to capitalize on the opportunities available in the integrated waste, and waste management services sector primarily in Mexico. through its exclusive license with Tratamientos Ambientales Scorpion S.A. de C.V., ("TAS") a Mexican corporation, is developing approximately 26 acres it owns located at Fraccion A-2 Del Rancho El Encinito Km 18.7 Carretera A Ensenada-OJOS Delegacion Real Del Castillo, Ensenada, B.C. CP 22800 for the purpose of storing and disposing of residential and commercial, toxic, non-toxic, hazardous and non-hazardous waste. In Addition to the Ensenada property detailed above, TAS has finalized a lease for a second property of approximately 5 hectacres located at Parcela 45 Y 46 Plan Libertador Blvd. 2000, Rosarito, B.C. This Rosarito lease is a 6-month term lease with a lessee option to renew every 6-months indefinitely. The cost for the lease is $2500 per month. TAS is a Mexican holding company that owns property, permits, and limited structures and has licensed its assets exclusively to JPX Global, Inc. in return for twenty percent (20%) of net revenues from operations in Mexico.

Waste Disposal Plan of Operations

We are a development stage company with no history of operations. As a result of the Acquisition of the Scorpex assets, the Company intends to further capitalize on opportunities in its integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We are a development stage company and have not realized any revenues. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require additional financing in order to conduct the exploration programs described herein. Our auditors have issued a going concern opinion, raising substantial doubt about the Company’s financial prospects and the Company’s ability to continue as a going concern.

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

Table of Contents	4

The technology reverts any man made or organic waste product back to its natural state, which is inert ash or breathable air. The technology is capable of handling community solid waste content and biosolids including medical waste, tires, plastics, wood waste, oily waste, furniture and other organic or man-made compounds found in municipal or industrial waste.

The intended plant is comprised of three basic components: a Primary Gasification Cell, a Secondary Gas Processor, and a computerized Process Logic Controller. Combustible waste material is placed into the primary gasification cell through the load access door. In some facilities this can be done via a loading conveyor. The proposed design is to have collection vehicles dump their waste load directly into the primary oxidation cell. None of these components have been built on the property.

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

Because the company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carry-forwards, given the uncertainty of the Company being able to utilize such loss carry-forwards in future years. The Company anticipates incurring additional losses during the coming year.

Table of Contents	5

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

Competition

The solid waste industry is very competitive. Competition comes from a number of publicly held solid waste companies, private solid waste companies, large commercial and industrial companies handling their own waste collection or disposal operations and public and private waste-to-energy companies. We also have competition from municipalities and regional government authorities with respect to residential and commercial solid waste collection and solid waste landfills.

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

Compliance with Government Regulation

We will be required to conduct all mineral exploration and waste disposal activities in accordance with government regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

Employees

As of December 31, 2013, we had approximately 10 employees/independent contractors including a manager / attorney, consultant, and property security. We used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the waste management and waste conversion industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from future acquisitions and joint ventures. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

JPX Global, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-54793. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities

Table of Contents	6

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCBB under the symbol “JPEX.OB”. We had approximately 29 registered holders of our common stock as of December 31, 2013. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on March 27, 2014 was $1.28 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCBB beginning with January 25, 2013 the date the Company’s stock began trading on the OTCBB:

	Price Range(1)
	High	Low
Fiscal 2013
Fourth quarter	$8.74	$0.11
Third quarter	$1.25	$1.10
Second quarter	$1.25	$1.18
First quarter	$1.18	$1.10

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Table of Contents	7

Number of Holders

As of March 27, 2014, there were approximately 28 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 27, 2014, there were 137,193,725 shares of common stock outstanding on record with our stock transfer agent.

Dividends

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

Sales of Unregistered Securities

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company.

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock as security for outstanding debts of the Company to its controlling shareholder Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

On July 9, 2013 the Company issued 158,380 common shares at $1.25 per share for services rendered.

On June 19, 2013 the Company issued 1,875,000 common shares at $1.25 per share for services rendered.

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

Table of Contents	8

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

Overview

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock. We are now expanding our business to further develop our operations to capitalize on the opportunities available primarily in Mexico, in the integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal of waste in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require additional financing in order to conduct the exploration program described herein." Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Table of Contents	9

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2013 and 2012.

Revenues. The Company generated net revenues of $-0- during both years ended December 31, 2013 and 2012.

Consulting Fees. Consulting fees for the year ended December 31, 2013 were $2,541,783 compared to $-0- for the year ended December 31, 2012. During the year ended December 31, 2013 the Company issued 2,033,380 shares of common stock for services rendered to the Company. The shares were valued at $1.25 per share for financial statement purposes.

Professional Fees. Professional fees for the year ended December 31, 2013 were $71,711 compared to $14,557 for the year ended December 31, 2012. Professional fees consist mainly of the fees for the audits and review of the Company’s financial statements as well as the filings with the SEC. We anticipate that professional fees will increase in future periods as we scale up our operations.

Loss on Failed Business Venture. During 2013, the Company made payments in anticipation of engaging in a joint venture for the purpose of sand and gravel excavation. The originally intended venture did not occur within the contractually specified time frame, and therefore, became null and void. The payments made of $76,415 were specified in the agreement as non-refundable and have been recorded as a loss on failed business venture.

Other General and Administrative Expenses. Other general and administrative expenses for the year ended December 31, 2013 were $26,544 compared to $-0- for the year ended December 31, 2012. The Company expects other general and administrative expenses to increase in future periods as we scale up our operations.

Other Income (Expense). The Company had net other expenses of $2,315,845 for the year ended December 31, 2013 compared to $-0- during 2012. This amount includes $2,113,526 due to a derivative liability on our $1,500 convertible debt due to ASC 815-40-25 taint related to the conversion terms of another of our convertible notes. This derivative liability was calculated using the Black-Scholes model. Other expenses consist of interest expenses and debt discount expenses related to promissory notes issued by the Company.

Liquidity and Capital Resources

As of December 31, 2013, the Company’s primary source of liquidity consisted of $565 in cash and cash equivalents. The Company holds its cash reserves in trust account. Since inception, the Company has financed its operations through a combination of short -term loan from the founder and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2013 of $5,083,876 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company generated a net loss for the year ended December 31, 2013 of $5,032,298 compared to a net loss for the year ended December 31, 2012 of $14,557. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	10

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	11

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	12

PRITCHETT, SILER & HARDY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

A PROFESSIONAL CORPORATION

660 SOUTH 200 EAST, SUITE 300

SALT LAKE CITY, UTAH 84111

_______________

(801) 328-2727 FAX (801) 328-1123

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

JPX Global, Inc. (formerly Jasper Exploration, Inc.) (a development stage company)

Brighton, MI

We have audited the accompanying balance sheet of JPX Global, Inc. (formerly Jasper Exploration, Inc.) (a development stage company) as of December 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPX Global, Inc. (formerly Jasper Exploration, Inc.) (a development stage company) as of December 31, 2013 and the results of its operations and cash flows for the year ended December 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, has no significant assets, and has no significant current operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah 84111

April 23, 2013

Table of Contents	13

Office Locations Las Vegas, NV New York, NY Pune, India

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

/s/ De Joya Griffith, LLC

Henderson, Nevada

March 23, 2013

Table of Contents	14

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$565	$30,000

Total Current Assets	565	30,000

TOTAL ASSETS	$565	$30,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$9,376	$—
Advances from related party	141,725	49,978
Convertible loan payable - related party	1,500	1,500
Derivative liability	2,288,765	—
Convertible notes payable (net of debt discount of $12,089 and $-0-, respectively)	71,250	—

Total Current Liabilities	2,512,616	51,478

TOTAL LIABILITIES	2,512,616	51,478

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized,
-0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
32,133,380 and 30,100,000 shares issued and outstanding, respectively	32,133	30,100
Additional paid-in capital	2,539,692	—
Deficit accumulated during development stage	(5,083,876)	(51,578)

Total Stockholders' Deficit	(2,512,051)	(21,478)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$565	$30,000

The accompanying notes are an integral part of these financial statements

Table of Contents	15

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Operations

			From Inception
			(December 18,
	For the Years Ended		2008) through
	December 31,		December 31,
	2013	2012	2013

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Consulting fees	2,541,783	—	2,541,783
Impairment loss on mineral claims	—	—	15,091
Professional and accounting fees	71,711	14,557	108,198
Loss on failed business venture	76,415	—	76,415
Other general and administrative	26,544	—	26,544

Total Operating Expenses	2,716,453	14,557	2,768,031

LOSS FROM OPERATIONS	(2,716,453)	(14,557)	(2,768,031)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt discount
of $12,089, $-0-, and $12,089, respectively)	(61,529)	—	(61,529)
Derivative expense	(2,113,526)	—	(2,113,526)
Loss on change in fair value of derivative liability	(140,790)	—	(140,790)

Total Other Income (Expenses)	(2,315,845)	—	(2,315,845)

NET LOSS	$(5,032,298)	$(14,557)	$(5,083,876)

Net loss per common share - basic	$(0.16)	$(0.00)

Weighted average common shares
outstanding - basic	31,076,027	30,100,000

The accompanying notes are an integral part of these financial statements

Table of Contents	16

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Deficit
From Inception (December 18, 2008) to December 31, 2013

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at Inception (December 18, 2008)	—	$—	$—	$—	$—

Net loss for the year ended
December 31, 2008	—	—	—	—	—

Balance, December 31, 2008	—	—	—	—	—

Net loss for the year ended
December 31, 2009	—	—	—	(1,500)	(1,500)

Balance, December 31, 2009	—	—	—	(1,500)	(1,500)

Issuance of 30,000,000 shares at $0.001 per share	30,000,000	30,000	—	—	30,000

Net loss for the year ended
December 31, 2010	—	—	—	(21,003)	(21,003)

Balance, December 31, 2010	30,000,000	30,000	—	(22,503)	7,497

Shares issued for services	100,000	100	—	—	100

Net loss for the year ended
December 31, 2011	—	—	—	(14,518)	(14,518)

Balance, December 31, 2011	30,100,000	30,100	—	(37,021)	(6,921)

Net loss for the year ended
December 31, 2012	—	—	—	(14,557)	(14,557)

Balance, December 31, 2012	30,100,000	$30,100	—	(51,578)	(21,478)

Shares issued for services	2,033,380	2,033	2,539,692	—	2,541,725

Net loss for the year ended
December 31, 2013	—	—	—	(5,032,298)	(5,032,298)

Balance, December 31, 2013	32,133,380	$32,133	$2,539,692	$(5,083,876)	$(2,512,051)

The accompanying notes are an integral part of these financial statements

Table of Contents	17

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows

			From Inception
			(December 18,
	For the Years Ended		2008) through
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,032,298)	$(14,557)	$(5,083,876)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,541,725	—	2,541,825
Non-cash interest expenses	46,110	—	46,110
Amortization of debt discount	12,089	—	12,089
Change in fair value of derivative liability	140,790	—	140,790
Derivative expense	2,113,526	—	2,113,526
Impairment loss of mineral claims	—	—	15,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,376	(5,421)	9,376

Net Cash Used by Operating Activities	(168,682)	(19,978)	(205,160)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral claim	—	—	(15,000)

Net Cash Used by Investing Activities	—	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable - related parties	—	—	1,500
Proceeds from advances - related party	91,747	49,978	141,725
Proceeds from sale of common stock	—	—	30,000
Proceeds from notes payable	47,500	—	47,500

Net Cash Provided by Financing Activities	139,247	49,978	220,725

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$(29,435)	$30,000	$565

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	30,000	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$565	30,000	$565

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-cash activity:

Common stock issued for services	$2,541,725	$—	$2,541,825
Increase in convertible notes payable due to default	$23,750	$—	$23,750
Loss on failed business venture	$76,415	$—	$76,415

The accompanying notes are an integral part of these financial statements

Table of Contents	18

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have a sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $5,083,876 since inception through December 31, 2013.

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

Since inception through December 31, 2013, the company had a net operating loss available for carry forward of approximately $5,100,000.

Table of Contents	19

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

Basic and Diluted Net Income (loss) Per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Because the Company does not have any potentially dilutive securities as at December 31, 2013, the accompanying presentation is only of basic loss per common share.

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

Advertising and Market Development

The company expenses advertising and market development costs as research data expenses. As at December 31, 2013 the company has not incurred any cost on advertising and market development.

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

Table of Contents	20

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Table of Contents	21

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

4. CONVERTIBLE LOAN – RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. At the time the note was issued the Company did not have a fair value for the stock therefore no beneficial conversion feature exists. At this time, the Company and the debt holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able to without penalty. As at December 31, 2013 and December 31, 2012, the balance in note payable account is $1,500. Due to the convertible note described in Note 5 below, it was determined that there was a derivative liability associated with this related party note as the Company cannot determine if there are enough authorized shares to satisfy all conversions of debt into common stock. The amount of the derivative liability at December 31, 2013 was $2,113,526, as calculated using the Black Scholes model which has been recorded on the balance sheet along with a corresponding expense on the statement of operations.

5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31,	December 31,
	2013	2012
Convertible note issued on June 25, 2013, unsecured, interest at 8%, due on March 28, 2014, in default.	$71,250	$—

Total convertible notes payable	71,250	—

Less: current portion	(71,250)	—

Long-term convertible notes payable	$—	—

On June 25, 2013, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note in the aggregate principal amount of $47,500.  The Note matures on March 28, 2014, and bears interest at the rate of 8% per annum.  The Note may not be prepaid prior to its Maturity Date. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to 60% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the date of conversion (representing a discount rate of 40%). The SPA and the Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.  The Note may be accelerated by the holder in the event of default and the rate of interest on the Note will increase to 22% per annum.  In addition, the amount due and payable under the Note (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal amount of the Note, plus default interest as accrued thereon, in the event of default.  The Note is a direct financial obligation of the Company and is considered a current liability of the Company for accounting purposes.  On November 20, 2013, the Company defaulted on this Note.  As a result of this default the Note became immediately due within 5 days of the notice and the principal amount of $71,250 was demanded by the holder of the Note, Asher Enterprises, Inc.

Table of Contents	22

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

Subsequent to December 31, 2013, Asher Enterprises has converted $42,000 of the note into 60,345 shares of common stock.

6. CAPITAL STOCK

On August 31, 2010 the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

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

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, a Company controlled by the Company’s controlling shareholder Joseph Caywood, in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. Upon the acquisition of Scorpex, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on May 16, 2013, we unwound the acquisition of Scorpex and the Company resumed its operation prior to February 15, 2013 acquisition.

During 2013, the Company issued 2,033,380 shares of common stock for services rendered to the Company. The stock was valued at $1.25 per share.

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

From time to time, the Company receives cash advances from related parties, including directors and officers of the Company to cover operating expenses. The advances are without interest and there are no terms of repayment. The total amount outstanding as of December 31, 2013 and 2012 was $141,725 and $49,978, respectively.

8. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Table of Contents	23

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2013 the Company had net operating loss carryforwards of approximately $1,729,000 that may be offset against future taxable income through 2033. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$1,729,033	$18,052
Valuation allowance	(1,729,033)	(18,052)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012 due to the following:

	2013	2012
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	1,710,981	5,095
Valuation allowance	(1,710,981)	(5,095)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2013	2012
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Table of Contents	24

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2013 and 2012

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012, and 2011.

9. FAILED BUSINESS VENTURE

During 2013, the Company made payments in anticipation of engaging in a joint venture for the purpose of sand and gravel excavation. The originally intended venture did not occur within the contractually specified time frame, and therefore, became null and void. The payments made of $76,415 were specified in the agreement as non-refundable and have been recorded as a loss on failed business venture.

10. SUBSEQUENT EVENTS

Subsequent to December 31, 2013, Asher Enterprises has converted $42,000 of a promissory note into 60,345 shares of common stock as described in Note 6.

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock as security for outstanding debts of the Company to its controlling shareholder Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into 10 shares of common stock and is entitled to vote ratably together with holders of the Company’s common stock on all matters upon which common stockholders may vote. We are now expanding our business to further develop our operations as a development stage waste disposal and recycling company, with the goal of storing and disposing all types of waste, including those classified as industrial, toxic, and hazardous. With the acquisition of the Scorpex assets, the Company has a business model to capitalize on the opportunities available in the integrated waste, and waste management services sector primarily in Mexico.

The Company has evaluated subsequent events for the year ending December 31, 2013 through the date the financial statements were issued, and concluded there were no other events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its financial statements.

Table of Contents	25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no change in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2013, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)    There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Table of Contents	26

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Elected Director(1)	Age	Background Information
James P. Foran (2012)	54

Mr. Foran, age 54, is a director and the Chief Executive Officer for Continental Industrial Services since 1999, a company that specializes in mechanical installation and maintenance of water and waste treatment facilities. Mr. Foran is also the Senior Project Manager for the Detroit Incinerator Rehabilitation since November 2010, renovation of one of the world’s largest incineration complex’s. Mr. Foran has more than twenty years of experience at managing personnel and projects in the Heavy Civil Engineering Construction field. His involvement has included a diverse background in multiple management areas: establishing budgets, schedules, project management, mechanical process, monitoring and coordination, and extensive personnel management experience. He has experience in the design and construction of industrial facilities and processes for chemical and municipal customers. Mr. Foran has a Juris Doctorate degree from the University of Detroit School of Law, and a Bachelor's degree in English Literature and Communications. Mr. Foran is currently licensed to practice law in Michigan.

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

Table of Contents	27

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2012 and 2013, the Board held no in-person meetings during the fiscal year ended December 31, 2012 and 2013.

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

For the 2013 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

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

Table of Contents	28

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the two fiscal years ended December 31, 2012 and 2013 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2012 and 2013, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year(1)	Salary	Stock Awards	All Other Compensation	Total

James P. Foran	2013	$—	$—	$—	$—
Chief Executive Officer	2012	$—	$—	$—	$—
Secretary and Chief Financial Officer

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officer did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2012 or 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March 27, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 9864 E Grand River, Ste 110-301, Brighton, Michigan 48116. As of March 27, 2014, we had 137,035,345 shares of common stock outstanding. Each of our shares of common stock holds one vote. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Amount and Nature of Beneficial Ownership
Name (1)	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(2)	Percent of Class Outstanding(3)
James P. Foran(4)	—	—	—	—	*
Joseph Caywood(5)	125,100,000	100,000,000	—	225,100,000	94.96%
All current directors and executive officers as a group (1 person)	—	—	—	—	*

____________________

*	Indicates less than one percent.
Table of Contents	29

(1)     The address of each officer, director, and beneficial owner is c/o JPX Global, Inc., 9864 E Grand River, Ste 110-301, Brighton, Michigan 48116.

(2)     The number of shares of common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days.

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 137,035,345 shares of common stock outstanding as of March 27, 2014, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     Chief Executive Officer, Chief Financial Officer and Director of the Company.

(5)     Beneficial shareholder of the Company. Includes 105,000,000 shares of common stock, and 10,000,000 shares of Series “B” Preferred Stock held by Scorpex, Inc. a Nevada corporation controlled by Mr. Caywood. If the votes of Mr. Caywood’s 1,000 Series “A” Preferred Stock are taken into account, Mr. Caywood would beneficially hold 96.46% of the voting securities of the Company.

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

JPX Global was organized as a corporation under the laws of the State of Nevada on December 18, 2008. Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013, there were approximately 29 record holders of our common stock. There are no outstanding other options or warrants to purchase our stock.

Our charter provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our charter.

At December 31, 2013, we had 31,975,000 shares of common stock outstanding and 0 shares of preferred stock outstanding.

Common Stock

Our charter authorizes us to issue up to 500,000,000 shares of common stock. All shares of our common stock have equal rights as to earnings, assets, dividends and voting privileges. If and when we issue shares of common stock to stockholders, such shares will be duly authorized, validly issued, fully paid and nonassessable. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefore. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on all matters submitted to a vote of stockholders, including the election of directors.

Table of Contents	30

Preferred Stock

Our charter authorizes us to issue up to 40,000,000 shares of preferred stock. We have designated 1,000 of the Company’s authorized 40,000,000 shares of preferred stock as Series A Preferred Stock, par value $0.001 per share, and 10,000,000 of the Company’s authorized 40,000,000 shares of preferred stock as Series B Preferred Stock, par value $0.001 per share.

•	Series A Preferred Stock. The Series A Preferred Stock preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company. On December 31, 2013, -0- shares of our Series A Preferred Stock were issued and outstanding. However, on January 9, 2014, the Company issued 1,000 shares of its Preferred Stock classified as Series “A” Preferred Stock.

•	Series B Preferred Stock. The Series B Preferred Stock is convertible into 10 shares of common stock and is entitled to vote ratably together with holders of the Company’s common stock on all matters upon which common stockholders may vote. On December 31, 2013, -0- shares of our Series B Preferred Stock were issued and outstanding. However, on February 5, 2014, as a result of the Acquisition of Scorpex (See Item 1 above), the Company issued 10,000,000 shares of its Series B Preferred Stock.

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

We may enter into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

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

Table of Contents	31

Provisions of the NRS and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Change of Control

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company. Joseph Caywood, is the controlling shareholder of Scorpex, Inc., as a result of the issuance of the Common Stock, Mr. Caywood holds a controlling beneficial interest in the Company and, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company. Joseph Caywood, is the controlling shareholder of Scorpex, Inc., as a result of the issuance of the Common Stock, Mr. Caywood holds a controlling beneficial interest in the Company and, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock as security for outstanding debts of the Company to its controlling shareholder Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, a Company controlled by the Company’s controlling shareholder Joseph Caywood, in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. Upon the acquisition of Scorpex, there was an implied option for either party to rescind the original acquisition. During the year that option was exercised and on May 16, 2013, we unwound the acquisition of Scorpex and the Company resumed its operation prior to February 15, 2013 acquisition.

On August 17, 2011 the Company issued 100,000 common shares at par value for services rendered.

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, De Joya Griffith, LLC for the last two fiscal years:

	2013	2012
Audit Fees	$11,824	$11,500
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$11,824	$11,500

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

Table of Contents	32

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013).
10.1	Asset Purchase Agreement between the Registrant and Scorepx, Inc., dated February 5, 2014 (including exhibits).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Foran.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Foran.

Table of Contents	33

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JPX GLOBAL, INC.

/s/ James P. Foran
Dated: April 23, 2014	By: James P. Foran, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James P. Foran	Chief Executive Officer	April 23, 2014
James P. Foran

Table of Contents	34