Form 10-K/A
period 2013-12-31
JPX Global Inc.
filed 2014-04-30
CIK 1506814

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Fiscal Year End Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 25, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K.  Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

JPX GLOBAL, INC.

/s/ James P. Foran
Dated: April 29, 2014	By: James P. Foran, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James P. Foran	Chief Executive Officer	April 29, 2014
James P. Foran