Form 10-Q/A
period 2013-03-31
JPX Global Inc.
filed 2014-05-02
CIK 1506814

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

JPX GLOBAL, INC.
Date: May 1, 2014________________	BY: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer