Form 10-Q
period 2014-03-31
JPX Global Inc.
filed 2014-05-15
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 25, 2014, the Company had outstanding 137,193,725 shares of common stock, par value $0.001 per share.

Table of Contents	2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2014

Table of Contents	3

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$264	$565

Total Current Assets	264	565

TOTAL ASSETS	$264	$565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$15,209	$9,376
Advances from related party	150,075	141,725
Convertible loan payable - related party	1,500	1,500
Derivative liability	1,999,827	2,288,765
Convertible notes payable	29,250	71,250

Total Current Liabilities	2,195,861	2,512,616

TOTAL LIABILITIES	2,195,861	2,512,616

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
-0- shares issued and outstanding, respectively	1	—
Series B Preferred Stock, $0.001 par value; 10,000,000 and
-0- shares issued and outstanding, respectively	10,000	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
137,193,725 and 32,133,380 shares issued and outstanding, respectively	137,194	32,133
Additional paid-in capital	2,499,540	2,539,692
Deficit accumulated during development stage	(4,842,332)	(5,083,876)

Total Stockholders' Deficit	(2,195,597)	(2,512,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$264	$565

The accompanying notes are an integral part of these financial statements

Table of Contents	4

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			(December 18,
	For the Three Months Ended		2008) through
	March 31,		March 31,
	2014	2013	2014

NET REVENUES	$—	$—	$—

OPERATING EXPENSES

Consulting fees	—	—	2,541,783
Impairment loss on mineral claims	—	—	15,091
Professional and accounting fees	10,935	6,444	119,133
Loss on failed business venture	—	—	76,415
Other general and administrative	1,320	237	27,864

Total Operating Expenses	12,255	6,681	2,780,286

LOSS FROM OPERATIONS	(12,255)	(6,681)	(2,780,286)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt discount
of $-0-, $12,089, and $12,089, respectively)	(2,229)	—	(63,758)
Derivative expense	—	—	(2,113,526)
Gain (Loss) on change in fair value of derivative liability	256,028	—	115,238

Total Other Income (Expenses)	253,799	—	(2,062,046)

NET INCOME (LOSS)	$241,544	$(6,681)	$(4,842,332)

Net loss per common share - basic	$0.00	$(0.00)

Weighted average common shares
outstanding - basic	95,176,723	30,100,000

The accompanying notes are an integral part of these financial statements

Table of Contents	5

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			(December 18,
	For the Three Months Ended		2008) through
	March 31,		March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$241,544	$(6,681)	$(4,842,332)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	—	2,541,825
Non-cash interest expenses	—	—	46,110
Amortization of debt discount	—	—	12,089
Change in fair value of derivative liability	(256,028)	—	(115,238)
Derivative expense	—	—	2,113,526
Impairment loss of mineral claims	—	—	15,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,833	237	15,209

Net Cash Used by Operating Activities	(8,651)	(6,444)	(213,811)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral claim	—	—	(15,000)

Net Cash Used by Investing Activities	—	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable - related parties	—	—	1,500
Proceeds from advances - related party	8,350	6,644	150,075
Proceeds from sale of common stock	—	—	30,000
Proceeds from notes payable	—	—	47,500

Net Cash Provided by Financing Activities	8,350	6,644	229,075

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$(301)	$200	$264

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	565	30,000	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$264	30,200	$264

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-cash activity:

Common stock issued for services	$—	$—	$2,541,825
Increase in convertible notes payable due to default	$—	$—	$23,750
Loss on failed business venture	$—	$—	$76,415
The accompanying notes are an integral part of these financial statements

Table of Contents	6

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

Unaudited

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001. On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the Company and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holders representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100,000 votes per share of Series A Preferred Stock held.

On February 5, 2014, the Company entered into an agreement to acquire all the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company. Scorpex is majority owned and controlled by JPX Global, Inc.’s majority shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. With the acquisition of these assets, which consist solely of a license agreement, the Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.  The Company does not presently have any waste management operations and is considered to be in the development stage.

The acquired asset consists solely of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities are under common control and the license agreement had no basis on Scorpex’s books they are being acquired at their carry amounts (with no cost basis) on the date of transfer and, therefore, the transaction value is $-0-.

2. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $4,842,332 since inception (December 18, 2008) through March 31, 2014.

Table of Contents	7

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

Unaudited

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

4. FAILED BUSINESS VENTURE

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

5. CONVERTIBLE LOAN RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the majority shareholder of JPX. At this time, the Company and the debt holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able to without penalty. As at March 31, 2014 and December 31, 2013, the balance in note payable account is $1,500. Due to the convertible note described in Note 6 below, it was determined that there was a derivative liability associated with this related party note as the Company cannot determine if there are enough authorized shares to satisfy all conversions of debt into common stock. The amount of the derivative liability at March 31, 2014 was $1,918,500, as calculated using the Black-Scholes model, which has been recorded on the balance sheet.

6. CONVERTIBLE NOTES PAYABLE

On June 25, 2013 the company entered into a Promissory Note agreement. The note was for a sum of $47,500, carries interest rate of 8% and is due on March 28, 2014. The Note may not be prepaid prior to its Maturity Date. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to 60% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the date of conversion (representing a discount rate of 40%). The SPA and the Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.  The Note may be accelerated by the holder in the event of default and the rate of interest on the Note will increase to 22% per annum.  In addition, the amount due and payable under the Note (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal amount of the Note, plus default interest as accrued thereon, in the event of default.  The Note is a direct financial obligation of the Company and is considered a current liability of the Company for accounting purposes.  On November 20, 2013, the Company defaulted on this Note.  As a result of this default the Note became immediately due within 5 days of the notice and the principal amount of $71,250 was demanded by the holder of the Note, Asher Enterprises, Inc. During the quarter ended March 31, 2014, Asher Enterprises converted $42,000 of the note into 60,345 shares of common stock. The amount of the derivative liability at March 31, 2014 was $81,327, as calculated using the Black-Scholes model, which has been recorded on the balance sheet.

Table of Contents	8

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

Unaudited

7. CAPITAL STOCK

On August 31, 2010, the company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011, the Company issued 100,000 common shares at par value to its transfer agent for services rendered.

On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the Company and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100,000 votes per share of Series A Preferred Stock held.

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

On January 6, 2014, the Company issued 1,000 shares of Series A preferred stock as security for outstanding debts of the Company owed to its controlling shareholder Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of Series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote.

On February 5, 2014, the Company entered into an agreement to acquire all the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B preferred stock of the Company. Scorpex is majority owned and controlled by JPX Global, Inc.’s majority shareholder, Joseph Caywood. The Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote.

The acquired asset consists solely of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities are under common control and the license agreement had no basis on Scorpex’s books they are being acquired at their carry amounts (with no cost basis) on the date of transfer and, therefore, the transaction value is $-0-.

8. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, a related party advanced the Company $8,350 for development, professional fees, and expenses. These advances are non-interest bearing and due on demand. The total balance due to related party as on March 31, 2014 and December 31, 2013 is $150,075 and $141,725, respectively.

Table of Contents	9

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2014

Unaudited

On January 6, 2014, the Company issued 1,000 shares of Series A preferred stock as security for outstanding debts of the Company owed to its controlling shareholder Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of Series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote.

On February 5, 2014, the Company entered into an agreement to acquire all the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B preferred stock of the Company. Scorpex is majority owned and controlled by JPX Global, Inc.’s majority shareholder, Joseph Caywood. The Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote.

The acquired asset consists solely of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities are under common control and the license agreement had no basis on Scorpex’s books they are being acquired at their carry amounts (with no cost basis) on the date of transfer and, therefore, the transaction value is $-0-.

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events that would have a material impact on the financial statements.

Table of Contents	10

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

Overview

On February 5, 2014, the Company entered into an agreement to acquire all of the operating assets of Scorpex, Inc., (“Scorpex”) (an entity related by common control) a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock. Scorpex is majority owned and controlled by JPX Global, Inc.’s majority shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. The acquired asset consists solely of a license agreement. We are now expanding our business to further develop our operations to capitalize on the opportunities available primarily in Mexico, in the integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal of waste in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We are an exploration stage company and we have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our exploration program. We will require additional financing in order to conduct the exploration program described herein." Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

The acquired asset consists solely of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities are under common control and the license agreement had no basis on Scorpex’s books they are being acquired at their carry amounts (with no cost basis) on the date of transfer and, therefore, the transaction value is $-0-.

The future goal of the Company will be to develop a waste services division. The Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.  We expect to have revenues and adjust our classification as a development stage company to an operational stage company as sales are made.

Table of Contents	11

Our ability to generate revenues during the year 2014 and beyond depends substantially upon the Company’s resources available in order to develop and grow the integrated waste and waste management businesses. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month period ended March 31, 2014 and 2013.

Revenues. For both the three months ended March 31, 2014 and 2013, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2014.

Professional Fees. Professional fees for the three months ended March 31, 2014 were $10,935 compared to $6,444 for the three months ended March 31, 2013. Professional fees consist mainly of the fees for the review of the Company’s financial statements of the prior quarter as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended March 31, 2014 were $1,320 compared to $237 for the three months ended March 31, 2013. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other income of $253,799 for the three months ended March 31, 2014 compared to $-0- for the three months ended March 31, 2013. Other expenses consist of interest expenses of $2,229. Other income consists of the gain on change in fair value of derivative liability of $256,028 during the quarter ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2014, our primary source of liquidity consisted of $264 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2014 of $4,842,332 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses and our acquisition of mineral claim through advances from related parties. We anticipate a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially

Table of Contents	12

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

As of March 31, 2014, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2014, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	13

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
31	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: May 15, 2014	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

Table of Contents	15