Form 10-Q
period 2014-09-30
JPX Global Inc.
filed 2014-11-12
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 7, 2014, the Company had outstanding 157,263,725 shares of common stock, par value $0.001 per share.

Table of Contents	2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Table of Contents	3

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$687	$565

Total Current Assets	687	565

TOTAL ASSETS	$687	$565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$14,895	$9,376
Advances from related party	182,529	141,725
Convertible loan payable - related party	1,500	1,500
Derivative liability	—	2,288,765
Convertible notes payable	—	71,250

Total Current Liabilities	198,924	2,512,616

TOTAL LIABILITIES	198,924	2,512,616

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
-0- shares issued and outstanding, respectively	1	—
Series B Preferred Stock, $0.001 par value; 10,000,000 and
-0- shares issued and outstanding, respectively	10,000	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
154,263,725 and 32,133,380 shares issued and outstanding, respectively	154,264	32,133
Additional paid-in capital	16,246,970	2,539,692
Deficit accumulated during development stage	(16,609,472)	(5,083,876)

Total Stockholders' Deficit	(198,237)	(2,512,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$687	$565

The accompanying notes are an integral part of these financial statements

Table of Contents	4

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					(December 18,
	For the Three Months Ended		For the Nine Months Ended		2008) through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

NET REVENUES	$—	$—	$—	$—	$—

OPERATING EXPENSES

Consulting fees	13,482,500	198,033	13,701,500	2,541,783	16,243,283
Impairment loss on mineral claims	—	—	—	—	15,091
Professional and accounting fees	8,180	23,368	69,341	63,424	177,539
Loss on failed business venture	—	—	—	75,915	76,415
Other general and administrative	345	22,812	7,711	24,902	34,255

Total Operating Expenses	13,491,025	244,213	13,778,552	2,706,024	16,546,583

LOSS FROM OPERATIONS	(13,491,025)	(244,213)	(13,778,552)	(2,706,024)	(16,546,583)

OTHER INCOME (EXPENSES)

Interest expense (including amortization of debt discount
of $-0-, $12,089, $-0-, $12,089 and $12,089, respectively)	—	(13,074)	(2,899)	(13,140)	(64,428)
Derivative expense	—	—	—	—	(2,113,526)
Gain on change in fair value of derivative liability	—	—	2,255,855	—	2,115,065

Total Other Income (Expenses)	—	(13,074)	2,252,956	(13,140)	(62,889)

NET INCOME (LOSS)	$(13,491,025)	$(257,287)	$(11,525,596)	$(2,719,164)	$(16,609,472)

Net loss per common stock equivalents	$(0.06)	$(0.01)	$(0.05)	$(0.09)

Weighted average common shares
outstanding - basic and diluted	243,257,315	31,975,000	217,749,329	30,773,077

The accompanying notes are an integral part of these financial statements

Table of Contents	5

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(December 18,
	For the Nine Months Ended		2008) through
	September 30,		September 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(11,525,596)	$(2,719,164)	$(16,609,472)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	13,482,500	2,541,725	16,024,325
Non-cash interest expenses	—	—	46,110
Amortization of debt discount	—	12,089	12,089
Change in fair value of derivative liability	(2,255,855)	—	(2,115,065)
Derivative expense	—	—	2,113,526
Impairment loss of mineral claims	—	—	15,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,519	44,015	14,895

Net Cash Used by Operating Activities	(293,432)	(121,335)	(498,592)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of mineral claim	—	—	(15,000)

Net Cash Used by Investing Activities	—	—	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes payable - related parties	—	—	1,500
Proceeds from advances - related party	40,804	79,563	182,529
Proceeds from sale of common stock	282,000	—	312,000
Proceeds from notes payable	—	13,103	47,500
Payments on notes payable	(29,250)	—	(29,250)

Net Cash Provided by Financing Activities	293,554	92,666	514,279

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	$122	$(28,669)	$687

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	565	30,000	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$687	1,331	$687

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—	$—
Taxes	$—	$—	$—

Non-cash activity:

Common stock issued for conversion of notes payable	$42,000	$—	$42,000
Common stock issued for services	$13,482,500	$2,541,725	$16,024,325
Increase in convertible notes payable due to default	$—	$—	$23,750
Loss on failed business venture	$—	$—	$76,415

The accompanying notes are an integral part of these financial statements

Table of Contents	6

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

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

2. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $16,609,472 since inception (December 18, 2008) through September 30, 2014.

Table of Contents	7

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

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

5. CONVERTIBLE LOAN RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note was for a sum of $1,500 non interest bearing, due and payable on December 31, 2010. If note is not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the majority shareholder of JPX. At this time, the Company and the debt holder have not converted the loan into shares of the Company, and the Company does not currently plan to. The Company and the note holder have verbally agreed that the Company will pay the loan off as it is able to without penalty. As of September 30, 2014 and December 31, 2013, the balance in note payable account is $1,500. Due to the convertible note described in Note 6 below, it was determined that there was a derivative liability associated with this related party note as the Company cannot determine if there are enough authorized shares to satisfy all conversions of debt into common stock. The amount of the derivative liability at March 31, 2014 was $1,918,500, as calculated using the Black-Scholes model. During the nine months ended September 30, 2014, the convertible note described in Note 6 below was paid in full and therefore the derivative liability of $1,918,500 was written off and recorded as a gain on change in fair value of derivative liability on the statements of operations for the nine months ended September 30, 2014.

6. CONVERTIBLE NOTES PAYABLE

On June 25, 2013 the company entered into a Promissory Note agreement. The note was for a sum of $47,500, carries interest rate of 8% and is due on March 28, 2014. The Note may not be prepaid prior to its Maturity Date. The Note, together with all interest as accrued, is convertible into shares of the Company’s common stock at a price equal to 60% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the date of conversion (representing a discount rate of 40%). The SPA and the Note contain representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with smaller companies.  The Note may be accelerated by the holder in the event of default and the rate of interest on the Note will increase to 22% per annum.  In addition, the amount due and payable under the Note (and, consequently, the number of shares of common stock convertible thereunto) may be increased to 150% of the principal amount of the Note, plus default interest as accrued thereon, in the event of default.  The Note is a direct financial obligation of the Company and is considered a current liability of the Company for accounting purposes.  On November 20, 2013, the Company defaulted on this Note.  As a result of this default the Note became immediately due within 5 days of the notice and the principal amount of $71,250 was demanded by the holder of the Note, Asher Enterprises, Inc. During the nine months ended September 30, 2014, Asher Enterprises converted $42,000 of the note into 60,345 shares of common stock. During the quarter ended September 30, 2014, the balance of the note

Table of Contents	8

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

Unaudited

and accrued interest were paid in full. The amount of the previously recorded derivative liability of $81,327, as calculated using the Black-Scholes model, was written off and recorded as a gain on change in fair value of derivative liability on the statements of operations for the nine months ended September 30, 2014.

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

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2014

Unaudited

During the nine months ended September 30, 2014, the Company issued 60,345 shares of common stock for the conversion of notes payable in the amount of $42,000.

During the nine months ended September 30, 2014, the Company issued 2,820,000 shares for cash in the amount of $282,000.

During the quarter ended September 30, 2014, the Company issued an aggregate of 14,250,000 shares for consulting services rendered to the Company. The stock was recorded at the market value on the date of issuance in the amount of $13,482,500. The shares were issued to a shareholder of the company who also provides consulting services to the Company. The services consisted of the development of the license agreement and the corresponding permits related to the acquired assets described above.

8. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, a related party advanced the Company $40,804 for development, professional fees, and expenses. These advances are non-interest bearing and due on demand. The total balance due to related party as of September 30, 2014 and December 31, 2013 was $182,529 and $141,725, respectively.

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

9. SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued 3,000,000 shares of common stock for consulting services rendered to the Company.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2014 and 2013.

Revenues. For both the three and nine months ended September 30, 2014 and 2013, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2014.

Consulting Fees. Consulting fees for three months ended September 30, 2014 were $13,482,500 compared to $198,033 for the three months ended September 30, 2013. Consulting fees for nine months ended September 30, 2014 were $13,701,500 compared to $2,541,783 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014 and 2013, the Company issued 14,250,000 and 1,875,000 shares, respectively, of common stock for services rendered to the Company. The shares were valued at market price as per ASC Topic 505-50-25-7 for financial statements purposes. During the nine months ended September 30. 2014, payments in the amount of $179,000 were made to Scorpex as they began to develop the waste management business.

Professional Fees. Professional fees for the three months ended September 30, 2014 were $8,180 compared to $23,368 for the three months ended September 30, 2013. Professional fees for the nine months ended September 30, 2014 were $69,341 compared to $63,424 for the nine months ended September 30, 2013. Professional fees consist mainly of the fees for the review of the Company’s financial statements of the prior quarter as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended September 30, 2014 were $345 compared to $22,812 for the three months ended September 30, 2013. Other general and administrative expenses for the nine months ended September 30, 2014 were $7,711 compared to $24,902 for the nine months ended September 30, 2013. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $-0- for the three months ended September 30, 2014 compared to $13,074 for the three months ended September 30, 2013. The Company had net other income of $2,252,956 for the nine months ended September 30, 2014 compared to net other expenses of $13,140 for the nine months ended September 30, 2013. Other expenses consist of interest expenses of $2,899 and $13,140, respectively, for the nine months ended September 30, 2014 and 2013. Other income consists of the gain on change in fair value of derivative liability of $2,255,855 for the nine months ended September 30, 2014. The recorded income was a result of the payoff of the convertible notes payable during the nine months ended September 30, 2014.

Table of Contents	12

Liquidity and Capital Resources

As of September 30, 2014, our primary source of liquidity consisted of $687 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at September 30, 2014 of $16,609,472 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses and our acquisition of mineral claim through advances from related parties. We anticipate a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of September 30, 2014, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway

Table of Contents	13

Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2014, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 20, 2014, the Company was served a lawsuit regarding a dispute between two of its shareholders. The Company maintained that the plaintiff had no jurisdiction in this lawsuit and that the Company should not be named as a defendant. The lawsuit was dismissed by the court on August 30, 2014 in favor of the Company.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2013, the Company issued 50,000 shares of restricted common stock for services rendered.

On June 24, 2013, the Company issued an aggregate of 1,875,000 shares of restricted common stock for services rendered.

Table of Contents	14

On June 25, 2013, the Company issued a promissory note in the original principal amount of $47,000 (“Note”) to a lender. The Note carries an interest rate of 8% per annum, and is due and payable in full at the maturity date, unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On November 20, 2013, the Company issued a promissory note in the original principal amount of $23,750 (“Note”) to a lender. The Note carries an interest rate of 8% per annum, and is due and payable in full at the maturity date, unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On January 8, 2014, the Company converted into 21,552 shares of common stock a certain promissory note originally issued by the Company on June 25, 2013.

On January 28, 2014, the Company converted into 21,552 shares of common stock a certain promissory note originally issued by the Company on June 25, 2013.

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation (hereafter, “Scorpex”), in exchange for 105,000,000 shares of common stock of the Company (such transaction is hereafter referred to as the “Acquisition”). Scorpex is a development stage waste disposal and recycling company, with the goal of storing and disposing all types of waste, including those classified as industrial, toxic, and hazardous.

On February 14, 2014, the Company converted into 17,241 shares of common stock a certain promissory note originally issued by the Company on June 25, 2013.

On May 6, 2014, the Company issued an aggregate of 3,085,889 shares of restricted common stock to various contractors and consultants for services rendered.

On May 19, 2014, the Company issued an aggregate of 1,120,000 shares of the Company’s common stock at a purchase price per share of $0.10.

On May 22, 2014, the Company issued 1,000,000 shares of the Company’s common stock at a purchase price per share of $0.10.

On May 27, 2014, the Company issued an aggregate of 100,000 shares of the Company’s common stock at a purchase price per share of $0.10.

On June 12, 2014, the Company issued 150,000 shares of the Company’s common stock at a purchase price per share of $0.10.

On June 13, 2014, the Company issued 100,000 shares of the Company’s common stock at a purchase price per share of $0.10.

On June 30, 2014, the Company issued 4,755,731 shares of restricted common stock to that certain consultant for services rendered.

On July 9, 2014, the Company issued 4,000,000 shares of restricted common stock to a certain consultant for services rendered.

Table of Contents	15

On July 16, 2014, the Company issued an aggregate of 500,000 shares of the Company’s common stock at a purchase price per share of $0.10.

On August 7, 2014, the Company issued 10,250,000 shares of restricted common stock to that certain consultant for services rendered.

On October 1, 2014, the Company issued 3,000,000 shares of restricted common stock to that certain consultant for services rendered.

No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares and options as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
31	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: November 12, 2014	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

Table of Contents	17