Form 10-K
period 2014-12-31
JPX Global Inc.
filed 2015-04-15
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of JPX Global, Inc. held by non-affiliates as of June 30, 2014 was $104,763.73.

As of April 4, 2015, there were 167,455,809 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	2

Table of Contents	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	4

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

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc. in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. A material condition of the agreement, production of audited financial statements, was not provided by Scorpex and therefore the acquisition agreement was terminated on May 16, 2013. We then resumed operations that existed prior to February 15, 2013, primarily, the exploration for copper, molybdenum and other minerals.

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock (the “Acquisition”). We are now expanding our business to further develop our operations as a development stage waste disposal and recycling company, with the goal of storing and disposing all types of waste, including those classified as industrial, toxic, and hazardous. With the acquisition of the Scorpex assets, the Company has a business model to capitalize on the opportunities available in the integrated waste, and waste management services sector primarily in Mexico. Through its exclusive license with Tratamientos Ambientales Scorpion S.A. de C.V., ("TAS") a Mexican corporation, we will participate in TAS’s developing approximately 26 acres it owns located at Fraccion A-2 Del Rancho El Encinito Km 18.7 Carretera A Ensenada-OJOS Delegacion Real Del Castillo, Ensenada, B.C. CP 22800 for the purpose of storing and disposing of residential and commercial, toxic, non-toxic, hazardous and non-hazardous waste. In addition to the Ensenada property detailed above, TAS has finalized a lease for a second property of approximately 5 hectacres located at Parcela 45 Y 46 Plan Libertador Blvd. 2000, Rosarito, B.C. This Rosarito lease is a 6-month term lease with a lessee option to renew every 6 months indefinitely. The cost for the lease is $2500 per month. TAS is a Mexican holding company that owns property, permits, and limited structures and has licensed its assets exclusively to JPX Global, Inc. in return for twenty percent (20%) of net revenues from operations in Mexico.

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

Table of Contents	5

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

Table of Contents	6

We intend to provide our services under two types of agreements:

•	For commercial and industrial collection services, we intend to enter a multi-year service agreement. The fees under these agreements will be influenced by factors such as collection frequency, type and volume or weight of the waste collected, distance to our facility, labor costs, cost of gasification and general market factors.

•	For most residential collection services, we will have a contract with, or a franchise granted by, a municipality, homeowners’ association or some other regional authority that will give us the exclusive right to service all or a portion of the homes in an area. These contracts or franchises are typically for periods of one to five years. We expect the fees for residential collection to be either paid by the municipality or authority from their tax revenues or service charges, or are paid directly by the residents receiving the service.

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

Table of Contents	7

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

Employees

As of December 31, 2014, we had approximately 10 employees/independent contractors including a manager / attorney, consultant, and property security. We used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the waste management and waste conversion industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from future acquisitions and joint ventures. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

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

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

Table of Contents	8

ITEM 2. PROPERTIES.

Our principal executive offices are located at 9864 E Grand River, Ste 110-301, Brighton, Michigan 48116. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3. LEGAL PROCEEDINGS.

We are not now a party to any material legal proceedings and to our knowledge; no such proceedings are threatened or contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

Table of Contents	9

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCBB under the symbol “JPEX.OB”. We had approximately 313 registered holders of our common stock as of December 31, 2014. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on April 5, 2015 was $1.99 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCBB beginning with January 25, 2013, the date the Company’s stock began trading on the OTCBB:

	Price Range(1)
	High	Low
Fiscal 2014
Fourth quarter	$3.00	$1.00
Third quarter	$1.39	$0.27
Second quarter	$1.45	$0.26
First quarter	$1.41	$1.20

Fiscal 2013
Fourth quarter	$8.74	$0.11
Third quarter	$1.25	$1.10
Second quarter	$1.25	$1.18
First quarter	$1.18	$1.10

___________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of April 5, 2015, there were approximately 313 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of April 5, 2015, there were 167,455,809 shares of common stock outstanding on record with our stock transfer agent.

Dividends

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

Table of Contents	10

Sales of Unregistered Securities

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company.

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock as security for outstanding debts of the Company to Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of Series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

From May 6, 2014 to July 10, 2014, pursuant to the Consulting Agreement with South Bay Holdings, Inc. dated June 1, 2013 (term ended June 1, 2014), the Company issued a total of 7,991,620 shares of common stock to 16 individuals/entities for services rendered to the Company. The stock was valued at a total of $10,398,916 and is included in consulting fees on the statement of operations.

From May 23, 2014 to July 16, 2014, the Company sold a total of 2,820,000 shares of common stock to 17 individuals/entities at $0.10 per share for total cash proceeds of $282,000.

On July 10, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated July 9, 2014 (term ended December 31, 2014), the Company issued 4,000,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $1,080,000 and is included in consulting fees on the statement of operations.

On August 7, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated August 7, 2014 (term ended December 31, 2014), the Company issued 10,250,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $12,402,500 and is included in consulting fees on the statement of operations.

On October 23, 2014, pursuant to a Consulting Agreement with Wild Cherry Limited, LLC dated October 1, 2014 (term ended December 31, 2014), the Company issued 3,000,000 shares of common stock to Wild Cherry Limited, LLC for services rendered to the Company. The stock was valued at $3,750,000 and is included in consulting fees on the statement of operations.

On December 2, 2014, the Company issued 150,000 shares of common stock to an individual for services rendered to the Company. The stock was valued at $300,000 and is included in consulting fees on the statement of operations.

With respect to the transactions noted above, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Table of Contents	11

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

Table of Contents	12

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2014 and 2013.

Revenues. The Company generated net revenues of $-0- during both years ended December 31, 2014and 2013.

Consulting Fees. Consulting fees for the year ended December 31, 2014 were $28,156,416 compared to $2,541,783 for the year ended December 31, 2013. During the year ended December 31, 2014 the Company issued 25,391,620 shares of common stock for services rendered to the Company. The shares were valued at $27,931,416 which represented the market price on the dates of issuance.

Professional Fees. Professional fees for the year ended December 31, 2014 were $88,906 compared to $71,711 for the year ended December 31, 2013. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. We anticipate that professional fees will increase in future periods as we scale up our operations.

Table of Contents	13

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

Other General and Administrative Expenses. Other general and administrative expenses for the year ended December 31, 2014 were $22,191 compared to $26,544 for the year ended December 31, 2013. The Company expects other general and administrative expenses to increase in future periods as we scale up our operations.

Other Income (Expense). The Company had net other income of $2,152,956 for the year ended December 31, 2014 compared to net other expenses of $2,315,845 during 2013. The net other income in 2014 includes a gain on the change in fair value of derivative liability of $2,255,855. The net other expenses in 2013 includes $2,113,526 due to a derivative liability on our $1,500 convertible debt due to ASC 815-40-25 taint related to the conversion terms of another of our convertible notes. This derivative liability was calculated using the Black-Scholes model. Other expenses consist of interest expenses and debt discount expenses related to promissory notes issued by the Company.

Liquidity and Capital Resources

As of December 31, 2014, the Company’s primary source of liquidity consisted of $342 in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short -term loans from related parties and others and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2014 of $31,198,433 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company generated a net loss for the year ended December 31, 2014 of $26,114,557 compared to a net loss for the year ended December 31, 2013 of $5,032,298. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Table of Contents	14

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

Recent Accounting Pronouncements

See Note 3 in the Notes to the Financial Statements for recent accounting pronouncements.

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

Table of Contents	15

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JPX Global, Inc.

I have audited the accompanying balance sheet of JPX Global, Inc. (the “Company”) as of December 31, 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPX Global, Inc. as of December 31, 2014 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MICHAEL T. STUDER, CPA, P.C.

Michael T. Studer, CPA, P.C.

Freeport, New York

April __, 2015

Table of Contents	18

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

/s/ Pritchett, Siler & Hardy

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah 84111

April 23, 2014

Table of Contents	19

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Balance Sheets

ASSETS
	December 31,	December 31,
	2014	2013

CURRENT ASSETS

Cash and cash equivalents	$342	$565

Total Current Assets	342	565

TOTAL ASSETS	$342	$565

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$15,338	$9,376
Advances from related party	221,786	141,725
Convertible loan payable - related party	1,500	1,500
Convertible notes payable	—	71,250
Derivative liability	—	2,288,765

Total Current Liabilities	238,624	2,512,616

TOTAL LIABILITIES	238,624	2,512,616

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
-0- shares issued and outstanding, respectively	1	—
Series B Preferred Stock, $0.001 par value; 10,000,000 and
-0- shares issued and outstanding, respectively	10,000	—
Common stock, $0.001 par value; 500,000,000 shares authorized,
165,405,809 and 32,133,380 shares issued and outstanding, respectively	165,406	32,133
Additional paid-in capital	30,784,744	2,539,692
Accumulated deficit	(31,198,433)	(5,083,876)

Total Stockholders' Deficit	(238,282)	(2,512,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$342	$565

The accompanying notes are an integral part of these financial statements

Table of Contents	20

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting fees (including stock-based compensation of
$27,931,416 and $2,541,725, respectively)	28,156,416	2,541,783
Professional and accounting fees	88,906	71,711
Loss on failed business venture	—	76,415
Other general and administrative	22,191	26,544

Total Operating Expenses	28,267,513	2,716,453

LOSS FROM OPERATIONS	(28,267,513)	(2,716,453)

OTHER INCOME (EXPENSES)

Fair value of Series A Preferred Stock issued to related party
as security for liabilities due to related party	(100,000)	—
Interest expense (including amortization of debt discount
of $-0-, and $12,089, respectively)	(2,899)	(61,529)
Derivative expense	—	(2,113,526)
Gain (loss) on change in fair value of derivative liability	2,255,855	(140,790)

Total Other Income (Expenses)	2,152,956	(2,315,845)

NET INCOME (LOSS)	$(26,114,557)	$(5,032,298)

Net loss per common share - basic and diluted	$(0.19)	$(0.16)

Weighted average common shares
outstanding - basic and diluted	137,037,069	31,076,027

The accompanying notes are an integral part of these financial statements

Table of Contents	21

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Stockholders' Deficit
From January 1, 2013 through December 31, 2014

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Shares	Par	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2013	—	$—	—	$—	30,100,000	$30,100	—	(51,578)	(21,478)

Shares issued for services	—	—	—	—	2,033,380	2,033	2,539,692	—	2,541,725

Net loss for the year ended
December 31, 2013	—	—	—	—	—	—	—	(5,032,298)	(5,032,298)

Balance, December 31, 2013	—	—	—	—	32,133,380	32,133	2,539,692	(5,083,876)	(2,512,051)

Shares issued for conversion of debt	—	—	—	—	60,345	61	74,849	—	74,910

Shares issued for acquisition of assets (including 464 "round-up" shares from Scorpex, Inc. spin-off)	—	—	10,000,000	10,000	105,000,464	105,000	(115,000)	—	—

Shares issued for security of debt	1,000	1	—	—	—	—	99,999	—	100,000

Shares issued for cash	—	—	—	—	2,820,000	2,820	279,180	—	282,000

Shares issued for services	—	—	—	—	25,391,620	25,392	27,906,024	—	27,931,416

Net loss for the year ended
December 31, 2014	—	—	—	—	—	—	—	(26,114,557)	(26,114,557)

Balance, December 31, 2014	1,000	$1	10,000,000	$10,000	165,405,809	$165,406	$30,784,744	$(31,198,433)	$(238,282)

The accompanying notes are an integral part of these financial statements

Table of Contents	22

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Cash Flows
For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,114,557)	$(5,032,298)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	27,931,416	2,541,725
Series A Preferred Stock issued as security for liabilities
due to related party	100,000	—
Non-cash interest expenses	—	46,110
Amortization of debt discount	—	12,089
Loss (Gain) on change in fair value of derivative liability	(2,255,855)	140,790
Derivative expense	—	2,113,526
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,962	9,376
Net Cash Used by Operating Activities	(333,034)	(168,682)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from related party (net)	80,061	91,747
Proceeds from sale of common stock	282,000	—
Proceeds from convertible note payable	—	47,500
Payments on convertible note payable	(29,250)	—
Net Cash Provided by Financing Activities	332,811	139,247
NET DECREASE IN CASH AND CASH EQUIVALENTS	(223)	(29,435)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	565	30,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$342	565
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$—	$—
Taxes	$—	$—
Non-cash activity:
Common stock issued for conversion of notes payable:
Satisfaction of notes payable	$42,000	$—
Reduction of derivative liability	$32,910	$—
Total	$74,910	$—
Series A Preferred Stock issued as security for liabilities
due to related party	$100,000	$—
Common stock issued for services	$27,931,416	$2,541,725
Increase in convertible notes payable due to default	$—	$23,750
Loss on failed business venture	$—	$76,415
The accompanying notes are an integral part of these financial statements

Table of Contents	23

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001. On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation to increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100,000 votes per share of Series A Preferred Stock held, but no conversion, dividend, and liquidation rights.

On February 5, 2014, the Company entered into an agreement to acquire all of the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company. Scorpex is majority owned and controlled by JPX Global, Inc.’s then controlling shareholder, Joseph Caywood. Each Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. With the acquisition of these assets, which consist primarily of a license agreement, the Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste. The Company does not presently have any waste management operations.

The acquired assets consist primarily of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As the entities are under common control and the license agreement had no basis on Scorpex’s books they are being acquired at their carrying amounts (with no cost basis) on the date of transfer and, therefore, the transaction value is $-0-.

The license agreement was dated July 30, 2011 and provided Scorpex with an exclusive worldwide license for the permits, property, and any and all of TAS’s other assets necessary for the business of storing, recycling, disposing, and treating waste in Mexico for a term of 10 years. The agreement also provided for Scorpex’s annual payment to TAS of 20% of its Net Revenues (gross cash receipts less cost of processing and other expenses excluding general, administrative, interest, and taxes) from the license. Pursuant to the Assignment Consent dated February 3, 1014, TAS agreed to extend the term of the agreement every 10 years if operations have commenced pursuant to the license agreement.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $31,198,433 since inception through December 31, 2014.

Continuation of the company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy which it believes will accomplish this objective through short term loans from related parties, and additional equity investments, which will enable the company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Table of Contents	24

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting. The Company follows accounting principles generally accepted in the United States.

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

For the years ended December 31, 2014 and 2013, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Year Ended December 31,
	2014	2013
Convertible loan payable – related party	1,500,000	1,500,000
Convertible notes payable	—	102,371
Series A Preferred Stock	10,000	—
Series B Preferred Stock	100,000,000	—
Total common shares issuable	101,510,000	—

Cash & Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and the collectability is reasonably assured. The Company has no revenue to date.

Advertising and Market Development

The Company expenses advertising and market development costs. As of December 31, 2014, the company has not incurred any advertising and market development costs.

Table of Contents	25

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time. Costs of abandoned projects are charged to mining costs including related property and equipment costs. To determine if these costs are in excess of their recoverable amount, periodic evaluation of carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with FASB Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

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

Table of Contents	26

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued liabilities, advances from related party, and convertible loan payable – related party. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods therein: however, entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has

Table of Contents	27

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

4. ADVANCES FROM RELATED PARTY

The advances from related party liability at December 31, 2014 and 2013 is due to Joseph Caywood, significant stockholder of the Company. The liability is non-interest bearing and there are no terms of repayment.

5. CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On December 18, 2008, the Company entered into a Promissory Note agreement with the then CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. At the time the note was issued, the Company did not have a fair value for the stock: therefore, no beneficial conversion feature was recorded. The Company and Joseph Caywood, the current note holder, have verbally agreed that the Company will pay the loan off as it is able to without penalty, and the current note holder will not convert the debt into shares of common stock. As of December 31, 2014 and December 31, 2013, the balance of the loan is $1,500.

Due to the convertible note described in Note 6 below, it was determined at December 31, 2013 that there was a derivative liability associated with this related party note as the Company could not determine if there were enough authorized shares to satisfy all conversions of debt into common stock. The amount of the derivative liability at December 31, 2013 was $2,113,526, as calculated using the Black-Scholes model, which was recorded on the balance sheet along with a corresponding expense on the statement of operations. Once the $71,250 convertible note described in Note 6 was satisfied in May 2014, the Company was able to determine that there was enough authorized shares to satisfy all conversions of debt into common stock and the remaining derivative liability related to this related party note was adjusted to $-0- and other income recognized.

6. CONVERTIBLE NOTE PAYABLE

On June 25, 2013, the Company entered into a Securities Purchase Agreement (“SPA”) in connection with the issuance of a convertible promissory note in the aggregate principal amount of $47,500.  The Note provided for interest at the rate of 8% per annum (default rate of 22% per annum) and was not prepayable prior to the maturity date of March 28, 2014. The Note, together with all interest as accrued, was convertible into shares of the Company’s common stock at a price equal to 58% multiplied by the average of the lowest three (3) trading prices for the Common Stock during the ten (10) trading day period ending on the latest complete trading day prior to the date of conversion (representing a discount rate of 42%). The amount due and payable under the Note was to be increased to 150% of the principal amount of the Note, plus default interest as accrued thereon, in the event of default.  On November 20, 2013, the Company defaulted on this Note.  As a result of this default, the Note became immediately due within 5 days of the notice and the principal amount of $71,250 was demanded by the holder of the Note, Asher Enterprises, Inc.

During the year ended December 31, 2014, Asher Enterprises converted $42,000 of the note into 60,345 shares of common stock and the balance of the note of $29,250 was paid by the Company.

Table of Contents	28

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

7. DERIVATIVE LIABILITY

For the years ended December 31, 2013 and 2014, the derivative liability changed as follows:

	Convertible Loan Payable – Related Party (Note 5)	Convertible Note Payable (Note 6)	Total

Note proceeds ($47,500) received in July 2013	$—	$34,449	$34,449
Determination of conversion feature as derivative liability	2,113,526	—	2,113,526
Change in fair value of derivative liability	—	140,790	140,790
Balance, December 31, 2013	2,113,526	175,239	2,288,765
Conversion of note payable into common stock	—	(32,910)	(32,910)
Change in fair value of derivative liability	(2,113,526)	(142,329)	(2,255,855)
Balance, December 31, 2014	$—	$—	$—

8. CAPITAL STOCK

On August 31, 2010 the Company issued 30,000,000 private placement common shares to its founder for cash of $30,000.

On August 17, 2011 the Company issued 100,000 common shares at par value for services rendered.

On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation to increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100,000 votes per share of Series A Preferred Stock held, but no conversion, dividend, and liquidation rights.

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc. (“Scorpex”), a company controlled by Joseph Caywood, in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. A material condition of the agreement, production of audited financial statements, was not provided by Scorpex and therefore the acquisition agreement was terminated on May 16, 2013.

Table of Contents	29

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

On June 24, 2013, pursuant to a Consulting Agreement with South Bay Holdings, Inc. dated June 1, 2013 (term ended June 1, 2014), the Company issued a total of 2,033,380 shares of common stock for services rendered to the Company. The stock was valued at $2,541,725 and is included in consulting fees on the statement of operations.

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock to Joseph Caywood as security for the Company’s indebtedness due Mr. Caywood. The stock was valued at $100,000 and is included in other income (expenses) on the statement of operations.

On January 8, 2014, January 28, 2014, and February 14, 2014 (see Note 6 above), the Company issued a total of 60,345 shares of common stock to Asher Enterprises, Inc. in satisfaction of a total of $42,000 of a convertible note payable due to Asher Enterprises.

On February 5, 2014 (see Note 1 above), the Company issued 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock to Scorpex in connection with the Company’s acquisition of all the operating assets of Scorpex. Scorpex is majority owned and controlled by the Company’s significant shareholder Joseph Caywood.

From May 6, 2014 to July 10, 2014, pursuant to the Consulting Agreement with South Bay Holdings, Inc. dated June 1, 2013 (term ended June 1, 2014), the Company issued a total of 7,991,620 shares of common stock to 16 individuals/entities for services rendered to the Company. The stock was valued at a total of $10,398,916 and is included in consulting fees on the statement of operations.

From May 23, 2014 to July 16, 2014, the Company sold a total of 2,820,000 shares of common stock to 17 individuals/entities at $0.10 per share for total cash proceeds of $282,000.

On July 10, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated July 9, 2014 (term ended December 31, 2014), the Company issued 4,000,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $1,080,000 and is included in consulting fees on the statement of operations.

On August 7, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated August 7, 2014 (term ended December 31, 2014), the Company issued 10,250,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $12,402,500 and is included in consulting fees on the statement of operations.

On October 23, 2014, pursuant to a Consulting Agreement with Wild Cherry Limited, LLC dated October 1, 2014 (term ended December 31, 2014), the Company issued 3,000,000 shares of common stock to Wild Cherry Limited, LLC for services rendered to the Company. The stock was valued at $3,750,000 and is included in consulting fees on the statement of operations.

On December 2, 2014, the Company issued 150,000 shares of common stock to an individual for services rendered to the Company. The stock was valued at $300,000 and is included in consulting fees on the statement of operations.

9. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be

Table of Contents	30

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

At December 31, 2014 the Company had net operating loss carryforwards of approximately $616,000 that may be offset against future taxable income through 2034. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$209,527	$94,268
Valuation allowance	(209,527)	(94,268)

Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal tax rates of 34% to pretax income for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Expected tax at 34%	$(8,878,949)	$(1,710,981)
Non-deductible stock-based compensation	9,496,681	864,187
Non-deductible other expense relating to issuance of Series A Preferred Stock	34,000	—
Non-deductible amortization of debt discount	—	4,110
Non-deductible derivative expense	—	718,599
Non-deductible loss (non-taxable gain) on change in fair value of derivative liability	(766,991)	47,869
Change in valuation allowance	115,259	76,216
Provision for (benefit from) income taxes	$—	$—

Table of Contents	31

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2014	2013
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013, and 2012.

10. FAILED BUSINESS VENTURE

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

11. CONTINGENCY

On May 20, 2014, the Company was served in a Utah lawsuit entitled “Robert Denman, Plaintiff, v. JPX Global, Inc., Joseph A. Caywood, and John D. Thomas, Defendents”. The lawsuit alleges breach of contract in connection with a December 2012 Stock Purchase Agreement (the “SPA”) between Robert Denman (“Denman”) and Joseph Caywood (“Caywood”). The lawsuit alleges that Caywood failed to pay Denman any of the $100,000 Promissory Note due February 28, 2013 which Denman received from Caywood as consideration for the agreed sale of 20,000,000 shares of common stock pursuant to the SPA and that the Company has not returned the 20,000,000 shares of common stock (which are still registered in the name of Denman) to Denman.

Table of Contents	32

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2014 and 2013

On August 28, 2014, pursuant to a Motion to Dismiss filed by the Company on August 26, 2014, the Utah court dismissed all claims against the Company for lack of personal jurisdiction but retained jurisdiction over the 20,000,000 shares of common stock in question until the issuance of an appropriate, final order regarding the disposition thereof.

12. SUBSEQUENT EVENTS

On February 17, 2015, pursuant to a Consulting Agreement with Joseph Caywood dated January 1, 2015 (term ended March 31, 2015), the Company issued a total of 2,050,000 shares of common stock to 18 individuals/entities for services rendered to the Company. The stock was valued at $2,050,000 and will be included in consulting fees on the statement of operations for the three months ended March 31, 2015.

Table of Contents	33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 21, 2013, JPX Global, Inc. (hereafter, “we” “us” “our” or the “Company”) was informed by its independent accountant, De Joya Griffith (“De Joya”), that De Joya was resigning as auditors of the Company effective immediately.

The audit reports of De Joya regarding the Company’s financial statements for the two fiscal years ended December 31, 2012 as well as the financial statements of the Company contained in its annual reports on Form 10-K for the fiscal years ended December 31, 2012 and 2011, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

During the two fiscal years ended December 31, 2012 and any subsequent interim period through to November 21, 2013, the date of the resignation, there were no disagreements with De Joya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of De Joya would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On April 1, 2014, JPX Global, Inc. (the “Company”) was informed by its independent registered public accounting firm, Morrill & Associates, LLC (“M&A”), that M&A has combined it public audit practice with Pritchett Siler & Hardy, P.C., (PSH”) effective April 1, 2014. As a result, M&A effectively resigned as the Company’s independent registered public accounting firm and PSH became the Company’s independent registered public accounting firm. The engagement of PSH as the Company’s independent registered public accounting firm was approved by the Board of Directors on the Company on April 1, 2014.

The principal accountant’s reports of M&A on the financial statements on the Company as of and for the quarter ending September 30, 2013 did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. The principle accountant’s reports of M&A on the financial statements of the Company for the quarter ending September 310 ,013 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern.

During the quarter ending September 30, 2013, and through April 1, 2014, there were no disagreements with M&A on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which if not resolved to the satisfaction of M&A would have caused it to make reference thereto in connection with its reports on the financial statements for such quarter. During the quarter ending September 30, 2013 and through April 1, 2014, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

On January 28, 2015, JPX Global, Inc. (hereafter, “we” “us” “our” or the “Company”) dismissed its independent registered accountant, Pritchett, Siler & Hardy, P.C. (hereafter “PSH”). The company engaged PSH as its independent registered accountant on April 1, 2014.

The report of PSH regarding the Company’s financial statements for the fiscal year ended December 31, 2013, as well as the financial statements of the Company contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

Table of Contents	34

During the period from April 1, 2014 through to January 28, 2015, the date of dismissal, there were no disagreements with PSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PSH would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included below, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)   There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Table of Contents	35

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

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

(1) The business address of our sole director is 9864 E Grand River, Ste 110-301, Brighton, MI 48116.

Table of Contents	36

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2013 and 2014, the Board held no in-person meetings during the fiscal years ended December 31, 2013 and 2014.

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

Executive Officers

James P. Foran is our sole executive officer, serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Further information pertaining Mr. Foran’s business background and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Table of Contents	37

For the 2014 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the two fiscal years ended December 31, 2013 and 2014 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2013 and 2014, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year(1)	Salary	Stock Awards	All Other Compensation	Total

James P. Foran	2014	$—	$—	$—	$—
Chief Executive Officer	2013	$—	$—	$—	$—
Secretary and Chief Financial Officer

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officer did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2013 or 2014.

Table of Contents	38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of April 4, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 9864 E Grand River, Ste 110-301, Brighton, Michigan 48116. As of April 4, 2015, we had 167,455,809 shares of common stock outstanding. Each of our shares of common stock holds one vote. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name(1)	Sole Voting and Investment Power		Options Exercisable Within 60 Days		Other Beneficial Ownership	Total(2)	Percent of Class Outstanding(3)
James P. Foran(4)	—		—		—	—	*
Joseph Caywood(5)	37,625,000	(5)	50,000,000	(6)	—	87,625,000	40.30%
Mitchell Dean Hovendick	37,625,000		50,000,000	(6)	—	87,625,000	40.30%
Robert Denman	20,000,000		—		—	20,000,000	11.94%
Natalie Macko	8,750,000		—		—	8,750,000	5.23%
All current directors and executive officers as a group (1 person)	—		—		—	—	*

____________________

*	Indicates less than one percent.

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

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 167,455,809 shares of common stock outstanding as of April 4, 2015, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)    Chief Executive Officer, Chief Financial Officer and Director of the Company.

(5)     Excludes 20,000,000 common shares to be acquired from Robert Denman in December 2012 pursuant to a Stock Purchase Agreement. The shares are the subject of an action brought May 6, 2014 entitled “Robert Denman, Plaintiff, v. JPX Global, Inc., Joseph Caywood, and John D. Thomas, Defendants” and are still registered in the name of Robert Denman.

(6) Includes 5,000,000 shares of Series B Preferred Stock which are convertible into a total of 50,000,000 shares of common stock. Excludes 500 shares of Series A Preferred Stock which have super-voting rights of 100,000 votes per share but no conversion, dividend, and liquidation rights.

Table of Contents	39

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

JPX Global was organized as a corporation under the laws of the State of Nevada on December 18, 2008. Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2014, there were approximately 313 record holders of our common stock. There are no outstanding other options or warrants to purchase our stock.

Our charter provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our charter.

At December 31, 2014, we had 165,405,809 shares of common stock outstanding and 1,000 shares of Series A preferred stock outstanding, and 10,000,000 shares of Series B preferred stock outstanding.

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

Preferred Stock

Our charter authorizes us to issue up to 40,000,000 shares of preferred stock. We have designated 1,000 of the Company’s authorized 40,000,000 shares of preferred stock as Series APreferred Stock, par value $0.001 per share, and 10,000,000 of the Company’s authorized 40,000,000 shares of preferred stock as Series B Preferred Stock, par value $0.001 per share.

•	Series A Preferred Stock. The Series A Preferred Stock preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holders of our preferred stock are able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company. On December 31, 2014, 1,000 shares of our Series A Preferred Stock were issued and outstanding.
Table of Contents	40

•	Series B Preferred Stock. The Series B Preferred Stock is convertible into 10 shares of common stock and is entitled to vote ratably together with holders of the Company’s common stock on all matters upon which common stockholders may vote. On December 31, 2014, 10,000,000 shares of our Series B Preferred Stock were issued and outstanding.

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

Provisions of the NRS and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Table of Contents	41

Change of Control

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company. Joseph Caywood was the controlling shareholder of both Scorpex, Inc. and the Company on February 5, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company. Joseph Caywood was the controlling shareholder of both Scorpex, Inc. and the Company on February 5, 2014.

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock as security for outstanding debts of the Company to Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our Series A preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, Mr. Caywood became able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

On February 15, 2013, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Company controlled by Joseph Caywood, in exchange for 103,250,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock of the Company. A material condition of the agreement, production of audited financial statements, was not provided by Scorpex and therefore the acquisition agreement was terminated on May 16, 2013.

At December 31, 2014 and 2013, the Company was indebted to Joseph Caywood for advances to and for the Company in the amounts of $221,786 and $141,725, respectively. The liability is non-interest bearing and there are no terms of repayment.

At December 31, 2014 and 2013, the Company was indebted to Joseph Caywood under a Promissory Note assigned to Mr. Caywood by the Company’s former chief executive officer Robert Denman in the amount of $1,500. The Promissory Note is non-interest bearing, was due and payable on December 31, 2010, and is convertible into shares of common stock at $.001 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firms, Pritchett, Siler & Hardy during 2014 and De Joya Griffith, LLC during 2013:

	2014	2013
Audit Fees	$24,855	$17,474
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$24,855	$17,474

Table of Contents	42

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

Table of Contents	43

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on January 9, 2013).
10.1	Asset Purchase Agreement between the Registrant and Scorpex, Inc., dated February 5, 2014 (including exhibits).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for James Foran.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James Foran.

Table of Contents	44

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JPX GLOBAL, INC.

/s/ James P. Foran
Dated: April __, 2015	By: James P. Foran, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James P. Foran	Chief Executive Officer	April __, 2015
James P. Foran

Table of Contents	45