Form 10-Q
period 2015-03-31
JPX Global Inc.
filed 2015-05-20
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 11, 2015, the Company had outstanding 167,455,809 shares of common stock, par value $0.001 per share.

Table of Contents	2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2015

Table of Contents	3

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Balance Sheets

ASSETS
	March 31,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$342

Total Current Assets	—	342

TOTAL ASSETS	$—	$342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$16,215	$15,338
Advances from related party	241,031	221,786
Convertible loan payable - related party	1,500	1,500

Total Current Liabilities	258,746	238,624

TOTAL LIABILITIES	258,746	238,624

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
167,455,809 and 165,405,809 shares issued and outstanding, respectively	167,456	165,406
Additional paid-in capital	32,832,694	30,784,744
Accumulated deficit	(33,268,897)	(31,198,433)

Total Stockholders' Deficit	(258,746)	(238,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$342

The accompanying notes are an integral part of these financial statements

Table of Contents	4

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting fees (including stock-based compensation of
$2,050,000 and $-0-, respectively)	2,050,000	—
Professional and accounting fees	20,119	10,935
Other general and administrative	345	1,320

Total Operating Expenses	2,070,464	12,255

LOSS FROM OPERATIONS	(2,070,464)	(12,255)

OTHER INCOME (EXPENSES)

Interest expense	—	(2,229)
Gain on change in fair value of derivative liability	—	256,028

Total Other Income (Expenses)	—	253,799

NET INCOME (LOSS)	$(2,070,464)	$241,544

Net income (loss) per common share - basic and diluted	$(0.01)	$0.00

Weighted average common shares
outstanding - basic and diluted	166,362,476	95,176,723

The accompanying notes are an integral part of these financial statements

Table of Contents	5

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,070,464)	$241,544
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,050,000	—
Gain on change in fair value of derivative liability	—	(256,028)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	877	5,833

Net Cash Used by Operating Activities	(19,587)	(8,651)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances from related party (net)	19,245	8,350

Net Cash Provided by Financing Activities	19,245	8,350

NET DECREASE IN CASH AND CASH EQUIVALENTS	(342)	(301)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342	565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$264

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Table of Contents	6

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

March 31, 2015

NOTE 1 - ORGANIZATION

JPX Global, Inc. (the “Company” or “JPX”) was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001. On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the Company and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holders representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100,000 votes per share of Series A Preferred Stock held, but no conversion, dividend and liquidation rights.

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

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

Table of Contents	7

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

March 31, 2015

normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $33,268,897 since inception (December 18, 2008) through March 31, 2015.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through short term loans from related parties , and additional equity investments, which will enable the company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

For the three months ended March 31, 2015, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

Common Shares Issuable
Convertible loan payable – related party	1,500,000
Series B Preferred Stock	100,000,000
Total common shares issuable	101,500,000

NOTE 5 – ADVANCES FROM RELATED PARTY

The advances from related party liability at March 31, 2015 ($241,031) and December 31, 2014 ($221,786) is due to Joe Caywood, significant stockholder of the Company. The liability is non-interest bearing and there are no terms of repayment.

Table of Contents	8

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

March 31, 2015

NOTE 6 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of March 31, 2015 and December 31, 2014, the balance of the loan is $1,500.

NOTE 7 - CAPITAL STOCK

On January 6, 2014, the Company issued 1,000 shares of Series A preferred stock as security for outstanding debts of the Company owed to Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of Series A preferred stock carries one hundred thousand (100,000) votes, and holders of our Series A preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote.

On February 5, 2014 (see Note 1 above), the Company entered into an agreement to acquire all the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B preferred stock of the Company. Scorpex is majority owned and controlled by JPX Global, Inc.’s significant shareholder, Joseph Caywood. The Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote.

On February 17, 2015, pursuant to a Consulting Agreement with Joseph Caywood dated January 1, 2015 (term ended March 31, 2015), the Company issued a total of 2,050,000 shares of common stock to 18 individuals/entities for services rendered to the Company. The stock was valued at $2,050,000 and is included in consulting fees on the statement of operations for the three months ended March 31, 2015.

NOTE 8 - CONTINGENCY

On May 20, 2014, the Company was served in a Utah lawsuit entitled “Robert Denman, Plaintiff, v. JPX Global, Inc., Joseph A. Caywood, and John D. Thomas, Defendants”. The lawsuit alleges breach of contract in connection with a December 2012 Stock Purchase Agreement (the “SPA”) between Robert Denman (“Denman”) and Joseph Caywood (“Caywood”). The lawsuit alleges that Caywood failed to pay Denman any of the $100,000 Promissory Note due February 28, 2013 which Denman received from Caywood as consideration for the agreed sale of 20,000,000 shares of common stock pursuant to the SPA and that the Company has not returned the 20,000,000 shares of common stock (which are still registered in the name of Denman) to Denman.

Table of Contents	9

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

March 31, 2015

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

Overview

On February 5, 2014, the Company entered into an agreement to acquire all of the operating assets of Scorpex, Inc., (“Scorpex”) (an entity related by common control) a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock. Scorpex is majority owned and controlled by JPX Global, Inc.’s then controlling shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. The acquired assets consist primarily of a license agreement. We are now expanding our business to further develop our operations to capitalize on the opportunities available primarily in Mexico, in the integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal of waste in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our planned program. We will require additional financing in order to conduct the planned program described herein. Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold will include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses will include administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses will include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

The acquired assets consist primarily of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5

Table of Contents	11

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

Our ability to generate revenues during the year 2015 and beyond depends substantially upon the Company’s resources available in order to develop and grow the integrated waste and waste management businesses. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2015 and 2014.

Revenues. For both the three months ended March 31, 2015 and 2014, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2015.

Consulting Fees. Consulting fees for three months ended March 31, 2015 were $2,050,000 compared to $-0- for the three months ended March 31, 2014. During the three months ended March 31, 2015 the Company issued 2,050,000 shares of common stock for services rendered to the Company. The shares were valued at $2,050,000 which represented the market price on the date of issuance.

Professional Fees. Professional fees for the three months ended March 31, 2015 were $20,119 compared to $10,935 for the three months ended March 31, 2014. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended March 31, 2015 were $345 compared to $1,320 for the three months ended March 31, 2014. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Table of Contents	12

Other Income (Expense). The Company had net other expenses of $-0- for the three months ended March 31, 2015 compared to net other income of $253,799 for the three months ended March 31, 2014. Other expenses consist of interest expenses of $2,229 for the three months ended March 31, 2014. Other income consists of the gain on change in fair value of derivative liability of $256,028 for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, our primary source of liquidity consisted of $-0- in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2015 of $33,268,897 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ended December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of March 31, 2015, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Table of Contents	13

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2015, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	14

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2015, the Company issued 2,050,000 shares of restricted common stock for consulting services rendered.

No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares and options as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	15

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
31	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: May 20, 2015	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

Table of Contents	17