Form 10-Q
period 2015-06-30
JPX Global Inc.
filed 2015-08-14
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 10, 2015, the Company had outstanding 167,455,809 shares of common stock, par value $0.001 per share.

2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2015

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Balance Sheets

ASSETS
	June 30,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$317	$342

Total Current Assets	317	342

TOTAL ASSETS	$317	$342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$20,625	$15,338
Advances from related party	241,664	221,786
Notes Payable to related party	16,000	—
Convertible loan payable - related party	1,500	1,500

Total Current Liabilities	279,789	238,624

TOTAL LIABILITIES	279,789	238,624

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
167,455,809 and 165,405,809 shares issued and outstanding, respectively	167,456	165,406
Additional paid-in capital	32,832,694	30,784,744
Accumulated deficit	(33,289,623)	(31,198,433)

Total Stockholders' Deficit	(279,472)	(238,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317	$342

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Consulting fees (including stock-based compensation of
$2,050,000 and $-0-, respectively)	—	219,000	2,050,000	219,000
Professional and accounting fees	19,831	50,226	39,950	61,161
Other general and administrative	813	6,045	1,158	7,366

Total Operating Expenses	20,644	275,271	2,091,108	287,527

LOSS FROM OPERATIONS	(20,644)	(275,271)	(2,091,108)	(287,527)

OTHER INCOME (EXPENSES)

Interest expense	(82)	(670)	(82)	(2,899)
Gain on change in fair value of derivative liability	—	1,999,827	—	2,255,855

Total Other Income (Expenses)	(82)	1,999,157	(82)	2,252,956

NET INCOME (LOSS)	$(20,726)	$1,723,886	$(2,091,190)	$1,965,429

Net income (loss) per common share - basic and diluted	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average common shares
outstanding - basic and diluted	167,455,809	238,394,494	166,912,163	197,015,492

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,091,190)	$1,965,429
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,050,000	—
Gain on change in fair value of derivative liability	—	(2,255,855)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,287	(2,662)

Net Cash Used by Operating Activities	(35,903)	(293,088)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances from related party (net)	19,878	40,804
Proceeds from notes payable to related party	16,000	—
Proceeds from sale of common stock	—	282,000
Payments on notes payable	—	(29,250)

Net Cash Provided by Financing Activities	35,878	293,554

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25)	466

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342	565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$317	$1,031

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

June 30, 2015

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

The license agreement was dated July 30, 2011 and provided Scorpex with an exclusive worldwide license for the permits, property, and any and all of TAS’s other assets necessary for the business of storing, recycling, disposing, and treating waste in Mexico for a term of 10 years. The agreement also provided for Scorpex’s annual payment to TAS of 20% of its Net Revenues (gross cash receipts less cost of processing and other expenses excluding general, administrative, interest, and taxes) from the license. Pursuant to the Assignment Consent dated February 3, 2014, TAS agreed to extend the term of the agreement every 10 years if operations have commenced pursuant to the license agreement.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

June 30, 2015

read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $33,289,623 since inception (December 18, 2008) through June 30, 2015.

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

NOTE 4 - NET INCOME (LOSS) PER COMMON SHARE

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

For the six months ended June 30, 2015, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

Common Shares Issuable
Convertible loan payable – related party	1,500,000
Series B Preferred Stock	100,000,000
Total common shares issuable	101,500,000

NOTE 5 - ADVANCES FROM RELATED PARTY

The advances from related party liability at June 30, 2015 ($241,664) and December 31, 2014 ($221,786) is due to Joe Caywood, significant stockholder of the Company. The liability is non-interest bearing and there are no terms of repayment.

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

June 30, 2015

NOTE 6 - NOTES PAYABLE TO RELATED PARTY

The notes payable to related party at June 30, 2015 ($16,000) is due to Mitchell Dean Hovendick, significant stockholder of the Company, and consist of:

Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015	8,000
Total	$16,000

NOTE 7 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of June 30, 2015 and December 31, 2014, the balance of the loan is $1,500.

NOTE 8 - CAPITAL STOCK

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

On February 17, 2015, pursuant to a Consulting Agreement with Joseph Caywood dated January 1, 2015 (term ended March 31, 2015), the Company issued a total of 2,050,000 shares of common stock to 18 individuals/entities for services rendered to the Company. The stock was valued at $2,050,000 and is included in consulting fees on the statement of operations for the three and six months ended June 30, 2015.

JPX Global, Inc.

(Formerly Jasper Explorations Inc.)

Notes to Financial Statements

June 30, 2015

NOTE 9 - CONTINGENCY

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2015 and 2014.

Revenues. For the three and six months ended June 30, 2015 and 2014, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2015.

Consulting Fees. Consulting fees for the three months ended June 30, 2015 were $-0- compared to $219,000 for the three months ended June 30, 2014. Consulting fees for the six months ended June 30, 2015 were $2,050,000 compared to $219,000 for the six months ended June 30, 2014. During the six months ended June 30, 2015 the Company issued 2,050,000 shares of common stock for services rendered to the Company. The shares were valued at $2,050,000 which represented the market price on the date of issuance.

Professional Fees. Professional fees for the three months ended June 30, 2015 were $19,831 compared to $50,226 for the three months ended June 30, 2014. Professional fees for the six months ended June 30, 2015 were $39,950 compared to $61,161 for the six months ended June 30, 2014. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended June 30, 2015 were $813 compared to $6,045 for the three months ended June 30, 2014. Other general and administrative expenses for the six months ended June 30, 2015 were $1,158 compared to $7,366 for the six months ended June 30, 2014. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $82 for the three months ended June 30, 2015 compared to net other income of $1,999,157 for the three months ended June 30, 2014. The Company had net other expenses of $82 for the six months ended June 30, 2015 compared to net other income of $2,252,956 for the six months ended June 30, 2014. Other expenses consist of interest expenses of $82 for the six months ended June 30, 2014. Other income consists of the gain on change in fair value of derivative liability of $2,255,855 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, our primary source of liquidity consisted of $317 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at June 30, 2015 of $33,289,623 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ended December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of June 30, 2015, the end of our quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

JPX GLOBAL, INC.
Date: August __, 2015	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

