Form 10-K
period 2015-12-31
JPX Global Inc.
filed 2016-04-14
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:000-54793

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of JPX Global, Inc. held by non-affiliates as of June 30, 2015 was $27,661,742.70.

As of March 31, 2016,there were 167,455,809 shares of common stock outstanding.

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

With its current assets, and without further financing, our auditor has expressed substantial doubt as to our ability to continue as a Going Concern. However, the Company plans to raise the capital necessary to fund our business through a private placement and/or a public offering of our common stock.

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

Employees

As of December 31, 2015, we had approximately 10 employees/independent contractors including a manager / attorney, consultant, and property security. We used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the waste management and waste conversion industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from future acquisitions and joint ventures. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Markets under the symbol “JPEX”. We had approximately 313 registered holders of our common stock as of December 31, 2015. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on April 5, 2016 was $0.0015 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on OTC Markets:

	Price Range(1)
	High	Low
Fiscal 2015
Fourth quarter	$0.29	$0.0652
Third quarter	$0.32	$0.08
Second quarter	$1.99	$0.29
First quarter	$1.99	$1.20

Fiscal 2014
Fourth quarter	$3.00	$1.00
Third quarter	$1.39	$0.27
Second quarter	$1.45	$0.26
First quarter	$1.41	$1.20

___________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of March 31, 2016, there were approximately 313 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2016, there were 167,455,809 shares of common stock outstanding on record with our stock transfer agent.

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

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock as security for outstanding debts of the Company to Joseph Caywood. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of Series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holders of our Series A preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

From May 6, 2014 to July 10, 2014, pursuant to the Consulting Agreement with South Bay Holdings, Inc. dated June 1, 2013 (term ended June 1, 2014), the Company issued a total of 7,991,620 shares of common stock to 16 individuals/entities for services rendered to the Company. The stock was valued at a total of $10,398,916 and is included in consulting fees on the 2014 statement of operations.

From May 23, 2014 to July 16, 2014, the Company sold a total of 2,820,000 shares of common stock to 17 individuals/entities at $0.10 per share for total cash proceeds of $282,000.

On July 10, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated July 9, 2014 (term ended December 31, 2014), the Company issued 4,000,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $1,080,000 and is included in consulting fees on the 2014 statement of operations.

On August 7, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated August 7, 2014 (term ended December 31, 2014), the Company issued 10,250,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $12,402,500 and is included in consulting fees on the 2014 statement of operations.

On October 23, 2014, pursuant to a Consulting Agreement with Wild Cherry Limited, LLC dated October 1, 2014 (term ended December 31, 2014), the Company issued 3,000,000 shares of common stock to Wild Cherry Limited, LLC for services rendered to the Company. The stock was valued at $3,750,000 and is included in consulting fees on the 2014 statement of operations.

On December 2, 2014, the Company issued 150,000 shares of common stock to an individual for services rendered to the Company. The stock was valued at $300,000 and is included in consulting fees on the 2014 statement of operations.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2015 and 2014.

Revenues. The Company generated net revenues of $-0- during both years ended December 31, 2015 and 2014.

Consulting Fees. Consulting fees for the year ended December 31, 2015 were $2,050,000 compared to $28,156,416 for the year ended December 31, 2014. During the year ended December 31, 2014 the Company issued 25,391,620 shares of common stock for services rendered to the Company. The shares were valued at $27,931,416 which represented the market price on the dates of issuance.

Professional Fees. Professional fees for the year ended December 31, 2015 were $52,557 compared to $88,906 for the year ended December 31, 2014. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the year ended December 31, 2015 were $1,592 compared to $22,191 for the year ended December 31, 2014. The Company expects other general and administrative expenses to increase in future periods as we scale up our operations.

Other Income (Expense). The Company had net other expenses of $752 for the year ended December 31, 2015 compared to net other income of $2,152,956 during 2014. The net other income in 2014 includes a gain on the change in fair value of derivative liability of $2,255,855. This derivative liability was calculated using the Black-Scholes model. Other expenses consist of interest expenses and the fair value of preferred stock issued to a related party in 2014 as security for liabilities due to the related party.

Liquidity and Capital Resources

As of December 31, 2015, the Company’s primary source of liquidity consisted of $83 in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short -term loans from related parties and others and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2015 of $33,303,334 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company generated a net loss for the year ended December 31, 2015 of $2,104,901 compared to a net loss for the year ended December 31, 2014 of $26,114,557. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JPX Global, Inc.

I have audited the accompanying balance sheets of JPX Global, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPX Global, Inc. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER, CPA, P.C.

Michael T. Studer, CPA, P.C.

Freeport, New York

April 14, 2016

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Balance Sheets

ASSETS
	December 31,	December 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$83	$342

Total Current Assets	83	342

TOTAL ASSETS	$83	$342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$29,902	$15,338
Advances from related party	243,864	221,786
Notes payable to related party	18,000	—
Convertible loan payable - related party	1,500	1,500

Total Current Liabilities	293,266	238,624

TOTAL LIABILITIES	293,266	238,624

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
167,455,809 and 165,405,809 shares issued and outstanding, respectively	167,456	165,406
Additional paid-in capital	32,832,694	30,784,744
Accumulated deficit	(33,303,334)	(31,198,433)

Total Stockholders' Deficit	(293,183)	(238,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83	$342

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting fees (including stock-based compensation of
$2,050,000 and $27,931,416, respectively)	2,050,000	28,156,416
Professional and accounting fees	52,557	88,906
Other general and administrative	1,592	22,191

Total Operating Expenses	2,104,149	28,267,513

LOSS FROM OPERATIONS	(2,104,149)	(28,267,513)

OTHER INCOME (EXPENSES)

Fair value of Series A Preferred Stock issued to related party
as security for liabilities due to related party	—	(100,000)
Interest expense	(752)	(2,899)
Gain on change in fair value of derivative liability	—	2,255,855

Total Other Income (Expenses)	(752)	2,152,956

NET INCOME (LOSS)	$(2,104,901)	$(26,114,557)

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.19)

Weighted average common shares
outstanding - basic and diluted	167,186,220	137,037,069

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Stockholders' Deficit
From January 1, 2014 through December 31, 2015

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Shares	Par	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2014	—	—	—	—	32,133,380	32,133	2,539,692	(5,083,876)	(2,512,051)

Shares issued for conversion of debt	—	—	—	—	60,345	61	74,849	—	74,910

Shares issued for acquisition of assets (including 464 "round-up" shares from Scorpex, Inc. spin-off)	—	—	10,000,000	10,000	105,000,464	105,000	(115,000)	—	—

Shares issued for security of debt	1,000	1	—	—	—	—	99,999	—	100,000

Shares issued for cash	—	—	—	—	2,820,000	2,820	279,180	—	282,000

Shares issued for services	—	—	—	—	25,391,620	25,392	27,906,024	—	27,931,416

Net loss for the year ended
December 31, 2014	—	—	—	—	—	—	—	(26,114,557)	(26,114,557)

Balance, December 31, 2014	1,000	1	10,000,000	10,000	165,405,809	165,406	30,784,744	(31,198,433)	(238,282)

Shares issued for services	—	—	—	—	2,050,000	2,050	2,047,950	—	2,050,000

Net loss for the year ended
December 31, 2015	—	—	—	—	—	—	—	(2,104,901)	(2,104,901)

Balance, December 31, 2015	1,000	$1	10,000,000	$10,000	167,455,809	$167,456	$32,832,694	$(33,303,334)	$(293,183)

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
(formerly Jasper Explorations Inc.)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,104,901)	$(26,114,557)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	2,050,000	27,931,416
Series A Preferred Stock issued as security for liabilities
due to related party	—	100,000
Loss (Gain) on change in fair value of derivative liability	—	(2,255,855)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,564	5,962

Net Cash Used by Operating Activities	(40,337)	(333,034)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances from related party (net)	22,078	80,061
Proceeds from notes payable to related party	18,000	—
Proceeds from sale of common stock	—	282,000
Payments on convertible note payable	—	(29,250)

Net Cash Provided by Financing Activities	40,078	332,811

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(259)	(223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342	565

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83	$342

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

Non-cash activity:

Common stock issued for conversion of notes payable:
Satisfaction of notes payable	$—	$42,000
Reduction of derivative liability	—	32,910
Total	$—	$74,910
Series A Preferred Stock issued as security for liabilities
due to related party	$—	$100,000
Common stock issued for services	$2,050,000	$27,931,416

The accompanying notes are an integral part of these financial statements

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001.On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation to increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holder representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100,000 votes per share of Series A Preferred Stock held, but no conversion, dividend, and liquidation rights.

On February 5, 2014, the Company entered into an agreement to acquire all of the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stockof the Company.Scorpex is majority owned and controlled by JPX Global, Inc.’s then controlling shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. With the acquisition of these assets, which consist primarily of a license agreement, the Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste. The Company does not presently have any waste management operations.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $33,303,334 since inception through December 31, 2015.

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
December 31, 2015 and 2014

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

For the years ended December 31, 2015 and 2014, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Year Ended December 31,
	2015	2014
Convertible loan payable – related party	1,500,000	1,500,000
Series B Preferred Stock	100,000,000	100,000,000
Total common shares issuable	101,500,000	101,500,000

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

Advertising and Market Development

The Company expenses advertising and market development costs. As of December 31, 2015, the company has not incurred any advertising and market development costs.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

Mineral Property Acquisition Costs

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
December 31, 2015 and 2014

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, advances from related party, notes payable to related parties and convertible loan payable – related party. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014

4. ADVANCES FROM RELATED PARTY

The advances from related party liability at December 31, 2015 ($243,864) and 2014 ($221,786) is due to Joseph Caywood, significant stockholder of the Company. The liability is non-interest bearing and there are no terms of repayment.

5. NOTES PAYABLE TO RELATED PARTY

The notes payable to related party at December 31, 2015 ($18,000) is due to Mitchell Dean Hovendick, significant stockholder of the Company, and consist of:

Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015	8,000
Promissory note dated November 15, 2015, interest at 8% per annum, interest and principal due May 15, 2016	2,000
Total	$18,000

6. CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On December 18, 2008, the Company entered into a Promissory Note agreement with the then CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. At the time the note was issued, the Company did not have a fair value for the stock: therefore, no beneficial conversion feature was recorded. The Company and Joseph Caywood, the current note holder, have verbally agreed that the Company will pay the loan off as it is able to without penalty, and the current note holder will not convert the debt into shares of common stock. As of December 31, 2015 and December 31, 2014, the balance of the loan is $1,500.

7. CONVERTIBLE NOTE PAYABLE

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

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014

8. DERIVATIVE LIABILITY

For the year ended December 31, 2014, the derivative liability changed as follows:

	Convertible Loan Payable – Related Party (Note 6)	Convertible Note Payable (Note 7)	Total
Balance, December 31, 2013	$2,113,526	$175,239	$2,288,765
Conversion of note payable into common stock	—	(32,910)	(32,910)
Change in fair value of derivative liability	(2,113,526)	(142,329)	(2,255,855)
Balance, December 31, 2014	$—	$—	$—

9. CAPITAL STOCK

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock to Joseph Caywood as security for the Company’s indebtedness due Mr. Caywood. The stock was valued at $100,000 and is included in other income (expenses) on the 2014 statement of operations. The Series A Preferred Stock carries no dividend, distribution, liquidation or conversion rights. Each share of Series A Preferred Stock carries 100,000 votes, and holders of our Series A Preferred Stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote.

On January 8, 2014, January 28, 2014, and February 14, 2014 (see Note 7 above), the Company issued a total of 60,345 shares of common stock to Asher Enterprises, Inc. in satisfaction of a total of $42,000 of a convertible note payable due to Asher Enterprises.

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

From May 6, 2014 to July 10, 2014, pursuant to the Consulting Agreement with South Bay Holdings, Inc. dated June 1, 2013 (term ended June 1, 2014), the Company issued a total of 7,991,620 shares of common stock to 16 individuals/entities for services rendered to the Company. The stock was valued at a total of $10,398,916 and is included in consulting fees on the 2014 statement of operations.

From May 23, 2014 to July 16, 2014, the Company sold a total of 2,820,000 shares of common stock to 17 individuals/entities at $0.10 per share for total cash proceeds of $282,000.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014

On July 10, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated July 9, 2014 (term ended December 31, 2014), the Company issued 4,000,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $1,080,000 and is included in consulting fees on the 2014 statement of operations.

On August 7, 2014, pursuant to a Consulting Agreement with Joseph Caywood dated August 7, 2014 (term ended December 31, 2014), the Company issued 10,250,000 shares of common stock to Mitchell Dean Hovendick for services rendered to the Company. The stock was valued at $12,402,500 and is included in consulting fees on the 2014 statement of operations.

On October 23, 2014, pursuant to a Consulting Agreement with Wild Cherry Limited, LLC dated October 1, 2014 (term ended December 31, 2014), the Company issued 3,000,000 shares of common stock to Wild Cherry Limited, LLC for services rendered to the Company. The stock was valued at $3,750,000 and is included in consulting fees on the 2014 statement of operations.

On December 2, 2014, the Company issued 150,000 shares of common stock to an individual for services rendered to the Company. The stock was valued at $300,000 and is included in consulting fees on the 2014 statement of operations.

On February 17, 2015, pursuant to a Consulting Agreement with Joseph Caywood dated January 1, 2015, (term ended March 31, 2015), the Company issued a total of 2,050,000 shares of common stock to 18 individuals/entities for services rendered to the Company. The stock was valued at $2,050,000 and is included in consulting fees on the 2015 statement of operations.

10. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2015 the Company had net operating loss carryforwards of approximately $671,000 that may be offset against future taxable income through 2035. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL Carryover	$228,193	$209,527
Valuation allowance	(228,193)	(209,527)

Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal tax rates of 34% to pretax income for the years ended December 31, 2015 and 2014 due to the following:

	2015	2014
Expected tax at 34%	$(715,666)	$(8,878,949)
Non-deductible stock-based compensation	697,000	9,496,681
Non-deductible other expense relating to issuance of Series A Preferred Stock	—	34,000
Non-deductible loss (non-taxable gain) on change in fair value of derivative liability	—	(766,991)
Change in valuation allowance	18,666	115,259
Provision for (benefit from) income taxes	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2015	2014
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

JPX Global, Inc. (f/k/a Jasper Explorations Inc.)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2015 and 2014

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2015, 2014, 2013 and 2012.

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

M&A’s review of the financial statements of the Company as of and for the quarter ending September 30, 2013 disclosed no material modifications that should be made to the financial statements.

During the quarter ending September 30, 2013, and through April 1, 2014, there were no disagreements with M&A on any matter of accounting principles or practices, financial statement disclosure or scope or procedures, which if not resolved to the satisfaction of M&A would have caused it to make reference thereto in connection with the financial statements for such quarter. During the quarter ending September 30, 2013 and through April 1, 2014, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

On January 28, 2015, JPX Global, Inc. (hereafter, “we” “us” “our” or the “Company”) dismissed its independent registered accountant, Pritchett, Siler & Hardy, P.C. (hereafter “PSH”). The company engaged PSH as its independent registered accountant on April 1, 2014.

The report of PSH regarding the Company’s financial statements for the fiscal year ended December 31, 2013 contained in its annual report on Form 10-K for the fiscal year ended December 31, 2013, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2015, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)   There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Elected Director(1)	Age	Background Information
James P. Foran (2012)	56

Mr. Foran, age 56, is a director and the Chief Executive Officer for Continental Industrial Services since 1999, a company that specializes in mechanical installation and maintenance of water and waste treatment facilities. Mr. Foran is also the Senior Project Manager for the Detroit Incinerator Rehabilitation since November 2010, renovation of one of the world’s largest incineration complex’s. Mr. Foran has more than twenty years of experience at managing personnel and projects in the Heavy Civil Engineering Construction field. His involvement has included a diverse background in multiple management areas: establishing budgets, schedules, project management, mechanical process, monitoring and coordination, and extensive personnel management experience. He has experience in the design and construction of industrial facilities and processes for chemical and municipal customers. Mr. Foran has a Juris Doctorate degree from the University of Detroit School of Law, and a Bachelor's degree in English Literature and Communications. Mr. Foran is currently licensed to practice law in Michigan.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2015 and 2014, the Board held no in-person meetings during the fiscal years ended December 31, 2015 and 2014.

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

For the 2015 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the years ended December 31, 2015 and 2014 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the years ended December 31, 2015 and 2014, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year(1)	Salary	Stock Awards	All Other Compensation	Total

James P. Foran	2015	$—	$—	$—	$—
Chief Executive Officer	2014	$—	$—	$—	$—
Secretary and Chief Financial Officer

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officer did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2015 or 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of April 4, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 9864 E Grand River, Ste 110-301, Brighton, Michigan 48116. As of April 4, 2016, we had 167,455,809 shares of common stock outstanding. Each of our shares of common stock holds one vote. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name(1)	Sole Voting and Investment Power		Options Exercisable Within 60 Days		Other Beneficial Ownership	Total(2)	Percent of Class Outstanding(3)
James P. Foran(4)	—		—		—	—	*
Joseph Caywood(5)	37,625,000	(5)	50,000,000	(6)	—	87,625,000	52.33%
Mitchell Dean Hovendick	37,625,000		50,000,000	(7)	—	87,625,000	52.33%
Robert Denman	20,000,000		—		—	20,000,000	11.94%
Natalie Macko	8,750,000		—		—	8,750,000	5.23%
All current directors and executive officers as a group (1 person)	—		—		—	—	*

____________________

*	Indicates less than one percent.

(1)     The address of each officer, director, and beneficial owner is c/o JPX Global, Inc., 9864 E. Grand River, Ste 110-301, Brighton, Michigan 48116.

(2)     The number of shares of common stock beneficially owned by any shareholder is determined by the sum of (i) all shares of common stock held directly or indirectly by such shareholder, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially owned by the shareholder that are currently exercisable or exercisable within 60 days.

(3)     The calculation of percentage of beneficial ownership is based upon: (i) 167,455,809 shares of common stock outstanding as of April 4, 2016, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

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

(6) Includes 5,000,000 shares of Series B Preferred Stock which are convertible into a total of 50,000,000 shares of common stock. Excludes 500 shares of Series A Preferred Stock held by Mr. Caywood which have super-voting rights of 100,000 votes per share but no conversion, dividend, and liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Caywood would beneficially hold 63.33% of the voting securities of the Company.

(7) Includes 5,000,000 shares of Series B Preferred Stock which are convertible into a total of 50,000,000 shares of common stock. Excludes 500 shares of Series A Preferred Stock held by Mr. Hovendick which have super-voting rights of 100,000 votes per share but no conversion, dividend, and liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Hovendick would beneficially hold 63.33% of the voting securities of the Company.

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

JPX Global was organized as a corporation under the laws of the State of Nevada on December 18, 2008. Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2015, there were approximately 313 record holders of our common stock. There are no outstanding other options or warrants to purchase our stock.

Our charter provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our charter.

At December 31, 2015, we had 167,455,809 shares of common stock outstanding, 1,000 shares of Series A preferred stock outstanding, and 10,000,000 shares of Series B preferred stock outstanding.

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
37

with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holders of our preferred stock are able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company. On December 31, 2015, 1,000 shares of our Series A Preferred Stock were issued and outstanding.

•	Series B Preferred Stock. The Series B Preferred Stock is convertible into 10 shares of common stock and is entitled to vote ratably together with holders of the Company’s common stock on all matters upon which common stockholders may vote. On December 31, 2015, 10,000,000 shares of our Series B Preferred Stock were issued and outstanding.

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

At December 31, 2015 and 2014, the Company was indebted to Joseph Caywood for advances to and for the Company in the amounts of $243,864 and $221,786, respectively. The liability is non-interest bearing and there are no terms of repayment.

At December 31, 2015 and 2014, the Company was indebted to Joseph Caywood under a Promissory Note assigned to Mr. Caywood by the Company’s former chief executive officer Robert Denman in the amount of $1,500. The Promissory Note is non-interest bearing, was due and payable on December 31, 2010, and is convertible into shares of common stock at $.001 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed by our independent registered accounting firms, Michael T. Studer, CPA P.C. and Pritchett, Siler & Hardy during 2014 and 2015:

	2015	2014
Audit Fees	$30,250	$24,855
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$30,250	$24,855

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

JPX GLOBAL, INC.

/s/ James P. Foran
Dated: April 14, 2016	By: James P. Foran, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James P. Foran	Chief Executive Officer	April 14, 2016
James P. Foran

