Form 10-Q
period 2016-03-31
JPX Global Inc.
filed 2016-05-20
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 10, 2016, the Company had outstanding 167,455,809 shares of common stock, par value $0.001 per share.

2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2016

JPX GLOBAL, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$36	$83

Total Current Assets	36	83

TOTAL ASSETS	$36	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$30,813	$29,902
Advances from related party	244,064	243,864
Notes payable to related party	18,000	18,000
Convertible loan payable - related party	1,500	1,500

Total Current Liabilities	294,377	293,266

TOTAL LIABILITIES	294,377	293,266

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
167,455,809 and 167,455,809 shares issued and outstanding, respectively	167,456	167,456
Additional paid-in capital	32,832,694	32,832,694
Accumulated deficit	(33,304,492)	(33,303,334)

Total Stockholders' Deficit	(294,341)	(293,183)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36	$83

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

NET REVENUES	$—	$—

OPERATING EXPENSES

Consulting fees (including stock-based compensation of
$-0- and $2,050,000, respectively)	—	2,050,000
Professional and accounting fees	552	20,119
Other general and administrative	247	345

Total Operating Expenses	799	2,070,464

LOSS FROM OPERATIONS	(799)	(2,070,464)

OTHER INCOME (EXPENSES)

Interest expense	(359)	—

Total Other Income (Expenses)	(359)	—

NET INCOME (LOSS)	$(1,158)	$(2,070,464)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares
outstanding - basic and diluted	167,455,809	166,362,476

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(1,158)	$(2,070,464)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	2,050,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	911	877

Net Cash Used by Operating Activities	(247)	(19,587)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances from related party (net)	200	19,245

Net Cash Provided by Financing Activities	200	19,245

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47)	(342)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83	342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

Non-cash activity:

Common stock issued for services	$—	$2,050,000

The accompanying notes are an integral part of these financial statements

JPX Global, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be

JPX Global, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $33,304,492 from inception (December 18, 2008) through March 31, 2016.

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

For the three months ended March 31, 2016, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

Common Shares Issuable
Convertible loan payable – related party	1,500,000
Series B Preferred Stock	100,000,000
Total common shares issuable	101,500,000

NOTE 5 – ADVANCES FROM RELATED PARTY

The advances from related party liability at March 31, 2016 ($244,064) and December 31, 2015 ($243,864) is due to Joseph Caywood, significant stockholder of the Company. The liability is non-interest bearing and there are no terms of repayment.

JPX Global, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

NOTE 6 – NOTES PAYABLE TO RELATED PARTY

The notes payable to related party at March 31, 2016 ($18,000) is due to Mitchell Dean Hovendick, significant stockholder of the Company, and consist of:

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

NOTE 7 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of March 31, 2016 and December 31, 2015, the balance of the loan is $1,500.

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

The acquired assets consist primarily of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities were under common control and the license agreement had no basis on Scorpex’s books they were acquired at their carrying amounts (with no cost basis) on the date of transfer and, therefore, the transaction value was $-0-.

The future goal of the Company will be to develop a waste services division. The Company has modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.

Our ability to generate revenues during the year 2016 and beyond depends substantially upon the Company’s resources available in order to develop and grow the integrated waste and waste management businesses. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2016 and 2015.

Revenues. For the three months ended March 31, 2016 and 2015, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2016.

Consulting Fees. Consulting fees for the three months ended March 31, 2016 were $-0- compared to $2,050,000 for the three months ended March 31, 2015. During the three months ended March 31, 2015, the Company issued 2,050,000 shares of common stock for services rendered to the Company. The shares were valued at $2,050,000 which represented the market price on the date of issuance.

Professional Fees. Professional fees for the three months ended March 31, 2016 were $552 compared to $20,119 for the three months ended March 31, 2015. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended March 31, 2016 were $247 compared to $345 for the three months ended March 31, 2015. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $359 for the three months ended March 31, 2016 compared to $-0- for the three months ended March 31, 2015. Other expenses consist of interest expense on promissory notes issued by the company.

Liquidity and Capital Resources

As of March 31, 2016, our primary source of liquidity consisted of $36 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock. For the three months ended March 31, 2016, we used $247 cash in operating activities and were provided $200 cash from financing activities.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2016 of $33,304,492 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ended December 31, 2016 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of March 31, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, there were no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
31	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
32	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
31	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, James P. Foran, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: May 16, 2016	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

