Form 10-Q
period 2016-06-30
JPX Global Inc.
filed 2016-08-15
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 2, 2016, the Company had outstanding 170,455,809 shares of common stock, par value $0.001 per share.

2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2016

JPX GLOBAL, INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$89	$83

Total Current Assets	89	83

TOTAL ASSETS	$89	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$39,196	$29,902
Advances from related party	254,364	243,864
Notes payable to related party	23,000	18,000
Convertible loan payable - related party	1,500	1,500

Total Current Liabilities	318,060	293,266

TOTAL LIABILITIES	318,060	293,266

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
170,455,809 and 167,455,809 shares issued and outstanding, respectively	170,456	167,456
Additional paid-in capital	33,429,694	32,832,694
Accumulated deficit	(33,928,122)	(33,303,334)

Total Stockholders' Deficit	(317,971)	(293,183)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89	$83

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET REVENUES	$—	$—	$—	$—
OPERATING EXPENSES
Consulting fees (including stock-based compensation of
$600,000, $-0-, $600,000 and $2,050,000, respectively)	600,000	—	600,000	2,050,000
Professional and accounting fees	22,656	19,831	23,208	39,950
Other general and administrative	547	813	794	1,158
Total Operating Expenses	623,203	20,644	624,002	2,091,108
LOSS FROM OPERATIONS	(623,203)	(20,644)	(624,002)	(2,091,108)
OTHER INCOME (EXPENSES)
Interest expense	(427)	(82)	(786)	(82)
Total Other Income (Expenses)	(427)	(82)	(786)	(82)
NET INCOME (LOSS)	$(623,630)	$(20,726)	$(624,788)	$(2,091,190)
Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	168,301,963	167,455,809	167,878,886	166,912,163

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(624,788)	$(2,091,190)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	600,000	2,050,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,294	5,287

Net Cash Used by Operating Activities	(15,494)	(35,903)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable to related party	5,000	16,000
Proceeds from advances from related party (net)	10,500	19,878

Net Cash Provided by Financing Activities	15,500	35,878

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(25)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83	342

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89	$317

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$—	$—
Taxes	$—	$—

Non-cash activity:

Common stock issued for services	$600,000	$2,050,000

The accompanying notes are an integral part of these financial statements

JPX Global, Inc.

Notes to Financial Statements

June 30, 2016

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be

JPX Global, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2015. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $33,928,122 from inception (December 18, 2008) through June 30, 2016.

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

For the six months ended June 30, 2016, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

Common Shares Issuable
Convertible loan payable – related party	1,500,000
Series B Preferred Stock	100,000,000
Total common shares issuable	101,500,000

NOTE 5 - ADVANCES FROM RELATED PARTY

The advances from related party liability at June 30, 2016 ($254,364) and December 31, 2015 ($243,864) is due to Joseph Caywood, significant stockholder of the Company. The liability is non-interest bearing and there are no terms of repayment.

JPX Global, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 - NOTES PAYABLE TO RELATED PARTY

The notes payable to related party at June 30, 2016 ($23,000) is due to Mitchell Dean Hovendick, significant stockholder of the Company, and consist of:

Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015	8,000
Promissory note dated November 15, 2015, interest at 8% per annum, interest and principal due May 15, 2016	2,000
Promissory note dated April 15, 2016, interest at 8% per annum, interest and principal due October 12, 2016	3,000
Promissory note dated May 21, 2016, interest at 8% per annum, interest and principal due November 17, 2016	2,000
Total	$23,000

NOTE 7 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of June 30, 2016 and December 31, 2015, the balance of the loan is $1,500.

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

JPX Global, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

On February 17, 2015, pursuant to a Consulting Agreement with Joseph Caywood dated January 1, 2015 (term ended March 31, 2015), the Company issued a total of 2,050,000 shares of common stock to 18 individuals/entities for services rendered to the Company. The stock was valued at $2,050,000 and was expensed as consulting fees in the three months ended March 31, 2015.

On July 1, 2016, pursuant to a Consulting Services Agreement with an individual consultant dated June 1, 2016 (term ending November 30, 2016), the Company issued 2,000,000 shares of common stock to such individual for certain marketing consulting services to be rendered to the Company. The stock was valued at $400,000 and was expensed as consulting fees in the three months ended June 30, 2016.

On June 17, 2016, pursuant to a Consulting and Representation Agreement with an entity consultant dated June 14, 2016 (extended term ending June 14, 2017), the Company issued 1,000,000 shares of common stock to such entity for certain investor relations services to be rendered to the Company. The stock was valued at $200,000 and was expensed as consulting fees in the three months ended June 30, 2016.

NOTE 9 - SUBSEQUENT EVENTS

On July 22, 2016, the Company issued a $166,000 Convertible Promissory Note to Auctus Fund, LLC (“Auctus”) for net loan proceeds of $150,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due April 22, 2017, and is convertible at the option of Auctus into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to July 22, 2016 or (b) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date.

On July 25, 2016, the Company disbursed a total of $140,000 cash: $58,500 in partial repayment of advances from related party Joseph Caywood, $30,000 to an entity for advisory services, $21,500 in payment of certain accounts payable, $20,000 to an individual for certain Mexican mining permits, and $10,000 to an entity to assist the Company in obtaining DTC eligibility for its common stock.

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

Overview

On February 5, 2014, the Company entered into an agreement to acquire all of the operating assets of Scorpex, Inc., (“Scorpex”) (an entity related by common control) a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock. Scorpex is majority owned and controlled by JPX Global, Inc.’s then controlling shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. The acquired assets consist primarily of a license agreement. We are now exploring the expansion of our business to further develop our operations to capitalize on the opportunities available primarily in Mexico, in the integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal of waste in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our planned program. We will require additional financing in order to conduct the planned program described herein. Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold will include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses will include administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses will include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

The acquired assets consist primarily of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities were under common control and the license agreement had no basis on Scorpex’s books they were acquired at their carrying amounts (with no cost basis) on the date of transfer and, therefore, the transaction value was $-0-.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2016 and 2015.

Revenues. For the three and six months ended June 30, 2016 and 2015, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2016.

Consulting Fees. Consulting fees for the three months ended June 30, 2016 were $600,000 compared to $-0- for the three months ended June 30, 2015. Consulting fees for the six months ended June 30, 2016 were $600,000 compared to $2,050,000 for the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015 the Company issued 3,000,000 and 2,050,000 shares, respectively, of common stock for services rendered to the Company. The shares were valued at $600,000 and $2,050,000 which represented the market price on the date of issuance.

Professional Fees. Professional fees for the three months ended June 30, 2016 were $22,656 compared to $19,831 for the three months ended June 30, 2015. For the six months ended June 30, 2016, professional fees were $23,208 compared to $39,950 for the six months ended June 30, 2015. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended June 30, 2016 were $547 compared to $813 for the three months ended June 30, 2015. For the six months ended June 30, 2016, other general and administrative expenses were $794 compared to $1,158 for the six months ended June 30, 2015. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $427 for the three months ended June 30, 2016 compared to $82 for the three months ended June 30, 2015. For the six months ended June 30, 2016, net other expenses were $786 compared to $82 for the six months ended June 30, 2015. Other expenses consist of interest expense on promissory notes issued by the company.

Liquidity and Capital Resources

As of June 30, 2016, our primary source of liquidity consisted of $89 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock. For the six months ended June 30, 2016, we used $15,494 cash in operating activities and were provided $15,500 cash from financing activities.

We have sustained significant net losses which have resulted in an accumulated deficit at June 30, 2016 of $33,928,122 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ended December 31, 2016 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of additional financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

As of June 30, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, there were no unregistered sales of equity securities.

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

JPX GLOBAL, INC.
Date: August __, 2016	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer

