Form 10-Q
period 2016-09-30
JPX Global Inc.
filed 2016-11-14
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 8, 2016, the Company had outstanding 171,789,142 shares of common stock, par value $0.001 per share.

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

JPX GLOBAL, INC.
Balance Sheets

ASSETS
	September 30,	December 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$80	$83

Total Current Assets	80	83

TOTAL ASSETS	$80	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$38,329	$29,902
Advances from related party	1,000	243,864
Notes payable to related parties	211,164	18,000
Notes payable	92,409	—
Convertible loan payable - related party	1,500	1,500
Derivative liability	293,971	—

Total Current Liabilities	638,373	293,266

TOTAL LIABILITIES	638,373	293,266

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
170,455,809 and 167,455,809 shares issued and outstanding, respectively	170,456	167,456
Additional paid-in capital	33,429,694	32,832,694
Accumulated deficit	(34,248,444)	(33,303,334)

Total Stockholders' Deficit	(638,293)	(293,183)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$80	$83

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET REVENUES	$—	$—	$—	$—
OPERATING EXPENSES
Consulting fees (including stock-based compensation of
$-0-, $-0-, $600,000 and $2,050,000, respectively)	30,000	—	630,000	2,050,000
Professional and accounting fees	90,105	6,551	113,313	46,501
Other general and administrative	21,038	218	21,832	1,376
Total Operating Expenses	141,143	6,769	765,145	2,097,877
LOSS FROM OPERATIONS	(141,143)	(6,769)	(765,145)	(2,097,877)
OTHER INCOME (EXPENSES)
Income (expense) from derivative liability	(127,971)	—	(127,971)	—
Interest expense (including the amortization of debt
discounts of $42,409, $-0-, $42,409 and $-0-, repectively)	(51,208)	(323)	(51,994)	(405)
Total Other Income (Expenses)	(179,179)	(323)	(179,965)	(405)
NET INCOME (LOSS)	$(320,322)	$(7,092)	$(945,110)	$(2,098,282)
Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	170,455,809	167,455,809	168,733,181	167,095,369
The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(945,110)	$(2,098,282)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	600,000	2,050,000
Note payable issued for legal services	50,000	—
Amortization of debt discount	42,409	—
Expense (income) from derivative liability	127,971	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,427	12,161
Net Cash Used by Operating Activities	(116,303)	(36,121)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	166,000	—
Proceeds from notes payable to related party	5,000	16,000
Proceeds from advances from related party	11,500	19,878
Payments on note payable to related party	(66,200)	—
Net Cash Provided by Financing Activities	116,300	35,878
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3)	(243)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83	342
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80	$99
SUPPLEMENTAL CASH FLOW INFORMATION
Cash Payments For:
Interest	$—	$—
Taxes	$—	$—
Non-cash investing and financing activities:
Issuance of note payable to related party in satisfaction of
advances from related party liability	$254,364	$—
The accompanying notes are an integral part of these financial statements

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2015. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $34,248,444 from inception (December 18, 2008) through September 30, 2016.

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

For the nine months ended September 30, 2016 and 2015, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	2016	2015
Convertible note payable	6,036,364	-
Convertible loan payable – related party	1,500,000	1,500,000
Series B Preferred Stock	100,000,000	100,000,000
Total common shares issuable	107,536,364	101,500,000

NOTE 5 – ADVANCES FROM RELATED PARTY

The advances from related party liability at September 30, 2016 ($1,000) and December 31, 2015 ($243,864) is due to Joseph Caywood, significant stockholder of the Company. The liability is non-interest bearing and there are no terms of repayment.

On July 1, 2016, the Company issued a $254,364 Promissory Note to Joseph Caywood in satisfaction of the then advances from related party liability of $254,364. See Note 6.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015 (A)	$8,000	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015 (A)	8,000	8,000
Promissory note dated November 15, 2015, interest at 8% per annum, interest and principal due May 15, 2016 (A)	2,000	2,000
Promissory note dated April 15, 2016, interest at 8% per annum, interest and principal due October 12, 2016 (A)	3,000	—
Promissory note dated May 21, 2016, interest at 8% per annum, interest and principal due November 17, 2016 (A)	2,000	—
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	188,164	—
Total	$211,164	$18,000

(A)	These notes are payable to Mitchell Dean Hovendick, owner of 500 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock, and 37,625,000 shares of common stock.

(B)	This note is payable to Joseph Caywood, owner of 500 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock, and 37,625,000 shares of common stock. The original note was in the amount of $254,364 and arose from the Company’s satisfaction of the then advances from related party liability of $254,364 (See Note 5). From July 1, 2016 to September 30, 2016, the Company repaid $66,200 of the note.

NOTE 7 – NOTES PAYABLE

The notes payable at September 30, 2016 consisted of the following:

Convertible note payable dated July 22, 2016, interest at 10% due on April 22,2017 – net of discount of $123,591(A)	$ 42,409
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	50,000
Total	$ 92,409

(A) On July 22, 2016, the Company issued a $166,000 Convertible Promissory Note to Auctus Fund, LLC (“Auctus”) for net loan proceeds of $150,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due April 22, 2017, and is convertible at the option of Auctus into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to July 22, 2016 or (b) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. (See Note 9 - Derivative Liability).

(B) This note is payable to the Company’s law firm for legal services rendered.

NOTE 8 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of September 30, 2016 and December 31, 2015, the balance of the loan is $1,500.

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability at September 30, 2016 consisted of the following:

	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$ 166,000	$ 293,971
Totals	$ 166,000	$ 293,971

The above convertible note contains a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of commons stock issuable upon conversion of the note is indeterminate. Accordingly, we have recorded the $730,400 fair value of the embedded conversion feature as a derivative liability at the July 22,2016 issuance date and charged $166,000 to debt discounts and the remaining $564,400 to expense from derivative liability. The $436,429 decrease in the fair value of the derivative liability from $730,400 at July 22, 2016 to $293,971 at September 30, 2016 was credited to expense from derivative liability. The fair value of the derivative liability is measured at the respective issuance date and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the note at September 30, 2016 include (1) stock price of $0.05 per share, (2) exercise price of $0.0275 per share, (3) term of 204 days, (4) expected volatility of 563% and (5) risk free interest rate of 0.45%.

NOTE 10 - CAPITAL STOCK

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

NOTE 11 – SUBSEQUENT EVENTS

On October 17, 2016, the Company issued 1,333,333 shares of common stock for cash in the amount of $40,000.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On February 5, 2014, the Company entered into an agreement to acquire all of the operating assets of Scorpex, Inc., (“Scorpex”) (an entity related by common control) a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock. Scorpex is majority owned and controlled by JPX Global, Inc.’s then controlling shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. The acquired assets consist primarily of a license agreement. We are now exploring the expansion of our business to further develop our operations to capitalize on the opportunities available primarily in Mexico, in the integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal of waste in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our planned program. We will require additional financing in order to conduct the planned program described herein.Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold will include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses will include administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses will include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2016 and 2015.

Revenues. For the three and nine months ended September 30, 2016 and 2015, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2017.

Consulting Fees. Consulting fees for the three months ended September 30, 2016 were $30,000 compared to $-0- for the three months ended September 30, 2015. Consulting fees for the nine months ended September 30, 2016 were $630,000 compared to $2,050,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015 the Company issued 3,000,000 and 2,050,000 shares, respectively, of common stock for services rendered to the Company. The shares were valued at $600,000 and $2,050,000, respectively, which represented the market price on the date of issuance.

Professional Fees. Professional fees for the three months ended September 30, 2016 were $90,105 compared to $6,551 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, professional fees were $113,313 compared to $46,501 for the nine months ended September 30, 2015. During the three months ended September 30, 2016, the Company issued a promissory note for $50,000 in exchange for legal fees. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended September 30, 2016 were $21,038 compared to $218 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, other general and administrative expenses were $21,832 compared to $1,376 for the nine months ended September 30, 2015. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expenses of $179,179 for the three months ended September 30, 2016 compared to $323 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net other expenses were $179,965 compared to $405 for the nine months ended September 30, 2015. Other expenses consist of interest expense on promissory notes issued by the company including the amortization of debt discounts. The Company also recorded income from derivative liability.

Liquidity and Capital Resources

As of September 30, 2016, our primary source of liquidity consisted of $80 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock. For the nine months ended September 30, 2016, we used $166,303 cash in operating activities and were provided $166,300 cash from financing activities.

We have sustained significant net losses which have resulted in an accumulated deficit at September 30, 2016 of $34,248,444 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ended December 31, 2016 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.CONTROLS AND PROCEDURES

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

As of September 30, 2016, the end of our quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2016, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On May 20, 2014, the Company was served a lawsuit regarding a dispute between two of its shareholders. The Company maintained that the plaintiff had no jurisdiction in this lawsuit and that the Company should not be named as a defendant. The lawsuit was dismissed by the court on August 30, 2014 in favor of the Company.

ITEM 1A.RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, there were no unregistered sales of equity securities.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

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

JPX GLOBAL, INC.
Date: November 14, 2016	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer