Form 10-Q/A
period 2016-09-30
JPX Global Inc.
filed 2016-11-29
CIK 1506814

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: November 23, 2016	By: /s/ James P. Foran__________________
James P. Foran
Chief Executive Officer