Form 10-K
period 2016-12-31
JPX Global Inc.
filed 2017-04-17
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of JPX Global, Inc. held by non-affiliates as of June 30, 2016 was $13,980,871.

As of March 31, 2017, there were 205,473,596 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

1

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

Compliance with Government Regulation

We will be required to conduct all waste disposal activities in accordance with government regulations. Such operations are subject to various laws governing land use, the protection of the environment, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, safety and other matters. Unfavorable amendments to current laws, regulations and permits governing operations and activities of resource exploration companies, or more stringent implementation thereof, could have a materially adverse impact and cause increases in capital expenditures which could result in a cessation of operations.

Employees

We use the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the waste management and waste conversion industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from future acquisitions and joint ventures. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Markets under the symbol “JPEX”. We had approximately 355 registered holders of our common stock as of December 31, 2016. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on April 4, 2017 was $0.0016 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on OTC Markets:

	Price Range(1)
	High	Low
Fiscal 2016
Fourth quarter	$0.1405	$0.012
Third quarter	$0.30	$0.05
Second quarter	$0.35	$0.0015
First quarter	$0.08	$0.0015

Fiscal 2015
Fourth quarter	$0.29	$0.0652
Third quarter	$0.32	$0.08
Second quarter	$1.99	$0.29
First quarter	$1.99	$1.20

___________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of April 4, 2017, there were approximately 355 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2017, there were 205,859,142 shares of common stock issued and outstanding on record with our stock transfer agent.

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

On October 18, 2016 the Company sold 1,333,333 restricted shares of common stock to an accredited investor at $0.03 per share for total proceeds of $40,000.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2016 and 2015.

Revenues. The Company generated net revenues of $-0- during both years ended December 31, 2016 and 2015.

Consulting Fees. Consulting fees for the year ended December 31, 2016 were $630,000 compared to $2,050,000 for the year ended December 31, 2015. During the year ended December 31, 2016 the Company issued 3,000,000 shares of common stock for services rendered to the Company. The shares were valued at $600,000 which represented the market price on the dates of issuance. During the year ended December 31, 2015 the Company issued 2,050,000 shares of common stock for services rendered to the Company. The shares were valued at $2,050,000 which represented the market price on the dates of issuance.

Professional Fees. Professional fees for the year ended December 31, 2016 were $124,332 compared to $52,557 for the year ended December 31, 2015. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. We anticipate that professional fees will increase in future periods as we scale up our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the year ended December 31, 2016 were $26,189 compared to $1,592 for the year ended December 31, 2015. The Company expects other general and administrative expenses to increase in future periods as we scale up our operations.

Other Income (Expense). The Company had net other expenses of $674,170 for the year ended December 31, 2016 compared to $752 during 2015. The net other expense in 2016 includes expense from the change in fair value of derivative liability of $558,364. This derivative liability was calculated using the Black-Scholes model. Other expenses consist of interest expenses on promissory notes payable.

Liquidity and Capital Resources

As of December 31, 2016, the Company’s primary source of liquidity consisted of $583 in cash and cash equivalents. Since inception, the Company has financed its operations through a combination of short -term loans from related parties and others and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2016 of $34,758,025 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company generated a net loss for the year ended December 31, 2016 of $1,454,691 compared to a net loss for the year ended December 31, 2015 of $2,104,901. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JPX Global, Inc.

I have audited the accompanying balance sheets of JPX Global, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPX Global, Inc. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ MICHAEL T. STUDER, CPA, P.C.

Michael T. Studer, CPA, P.C.

Freeport, New York

April 17, 2017

JPX GLOBAL, INC.
Balance Sheets
ASSETS
	December 31,	December 31,
	2016	2015
CURRENT ASSETS

Cash and cash equivalents	$583	$83
Total Current Assets	583	83

TOTAL ASSETS	$583	$83

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47,989	$29,902
Advances from related party	14,594	243,864
Notes payable to related parties	171,864	18,000
Notes payable	148,146	—
Convertible loan payable - related party	1,500	1,500
Derivative liability	724,364	—

Total Current Liabilities	1,108,457	293,266

TOTAL LIABILITIES	1,108,457	293,266

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
171,789,142 and 167,455,809 shares issued and outstanding, respectively	171,789	167,456
Additional paid-in capital	33,468,361	32,832,694
Accumulated deficit	(34,758,025)	(33,303,334)

Total Stockholders' Deficit	(1,107,874)	(293,183)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$583	$83

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Operations
	For the Years Ended
	December 31,
	2016	2015
NET REVENUES	$—	$—
OPERATING EXPENSES
Consulting fees (including stock-based compensation of
$600,000 and $2,050,000, respectively)	630,000	2,050,000
Professional and accounting fees	124,332	52,557
Other general and administrative	26,189	1,592
Total Operating Expenses	780,521	2,104,149
LOSS FROM OPERATIONS	(780,521)	(2,104,149)
OTHER INCOME (EXPENSES)
Income (expense) from derivative liability	(558,364)	—
Interest expense (including the amortization of debt
discounts of $98,146 and $-0-, respectively)	(115,806)	(752)
Total Other Income (Expenses)	(674,170)	(752)
NET INCOME (LOSS)	$(1,454,691)	$(2,104,901)
Net income (loss) per common share - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares
outstanding - basic and diluted	169,435,772	167,186,220

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Stockholders' Deficit
From January 1, 2015 through December 31, 2016

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Par	Shares	Par	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2015	1,000	1	10,000,000	10,000	165,405,809	165,406	30,784,744	(31,198,433)	(238,282)

Shares issued for services	—	—	—	—	2,050,000	2,050	2,047,950	—	2,050,000

Net loss for the year ended
December 31, 2015	—	—	—	—	—	—	—	(2,104,901)	(2,104,901)

Balance, December 31, 2015	1,000	1	10,000,000	10,000	167,455,809	167,456	32,832,694	(33,303,334)	(293,183)

Shares issued for services	—	—	—	—	3,000,000	3,000	597,000	—	600,000

Shares issued for cash	—	—	—	—	1,333,333	1,333	38,667	—	40,000

Net loss for the year ended
December 31, 2016	—	—	—	—	—	—	—	(1,454,691)	(1,454,691)

Balance, December 31, 2016	1,000	$1	10,000,000	$10,000	171,789,142	$171,789	$33,468,361	$(34,758,025)	$(1,107,874)

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Cash Flows

	For the Years Ended
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(1,454,691)	$(2,104,901)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	600,000	2,050,000
Note payable issued for legal services	50,000	—
Amortization of debt discount	98,146	—
Expense (income) from derivative liability	558,364	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,087	14,564

Net Cash Used by Operating Activities	(130,094)	(40,337)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	40,000	—
Proceeds from note payable	166,000	—
Proceeds from notes payable to related party	5,000	18,000
Proceeds from advances from related party	25,094	22,078
Payments on note payable to related party	(105,500)	—

Net Cash Provided by Financing Activities	130,594	40,078

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	500	(259)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83	342

CASH AND CASH EQUIVALENTS, END OF PERIOD	583	$83

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	—	$—
Taxes	—	$—

Non-cash investing and financing activities:

Issuance of note payable to related party in satisfaction of
advances from related party liability	254,364	$—

The accompanying notes are an integral part of these financial statements

JPX Global, Inc.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 1. ORGANIZATION

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

NOTE 2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $34,758,025 since inception through December 31, 2016.

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

JPX Global, Inc.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the years ended December 31, 2016 and 2015, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Year Ended December 31,
	2016	2015
Convertible loan payable – related party	1,500,000	1,500,000
Series B Preferred Stock	100,000,000	100,000,000
Total common shares issuable	101,500,000	101,500,000

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

Advertising and Market Development

The Company expenses advertising and market development costs. As of December 31, 2016, the company has not incurred any advertising and market development costs.

JPX Global, Inc.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2016 and 2015

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
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued liabilities, advances from related party, notes payable to related parties, notes payable, and convertible loan payable – related party. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

JPX Global, Inc.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 4. ADVANCES FROM RELATED PARTY

The advances from related party liability at December 31, 2016 ($14,594) and 2015 ($243,864) is due to Joseph Caywood, significant stockholder of the Company. The liability is non-interest bearing and due on demand.

NOTE 5. NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties at December 31, 2016 and 2015 consist of:

	December 31,
	2016	2015
Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015	$8,000	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015	8,000	8,000
Promissory note dated November 15, 2015, interest at 8% per annum, interest and principal due May 15, 2016	2,000	2,000
Promissory note dated April 15, 2016, interest at 8% per annum, interest and principal due May 15, 2016	3,000	—
Promissory note dated May 21, 2016, interest at 8% per annum, interest and principal due May 15, 2016	2,000	—
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due May 15, 2016	148,864	—
Total	$171,864	$18,000

NOTE 6. NOTES PAYABLE

The notes payable to at December 31, 2016 consisted of the following:

Convertible note payable dated July 22,2016, interest at 10% due on April 22, 2017 – net of discount of $67,854 (A)	$98,146
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	50,000
Total	$148,146

(A)	On July 22, 1016, the Company issued a $166,000 Convertible Promissory Note to Auctus Fund, LLC (“Auctus”) for net loan proceeds of $150,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due April 22, 2017, and is convertible at the option of Auctus into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to July 22, 2016 or (b) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. (See Note 8 – Derivative Liability).
(B)	This note is payable to the Company’s law firm for legal services rendered.
26

JPX Global, Inc.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 7. CONVERTIBLE LOAN PAYABLE – RELATED PARTY

On December 18, 2008, the Company entered into a Promissory Note agreement with the then CEO of the Company. The note is for a sum of $1,500, is non-interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. At the time the note was issued, the Company did not have a fair value for the stock: therefore, no beneficial conversion feature was recorded. The Company and Joseph Caywood, the current note holder, have verbally agreed that the Company will pay the loan off as it is able to without penalty, and the current note holder will not convert the debt into shares of common stock. As of December 31, 2016 and December 31, 2015, the balance of the loan is $1,500.

NOTE 8. DERIVATIVE LIABILITY

The derivative liability at December 31, 2016 consisted of the following:

	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$166,000	$724,364
Totals	$166,000	$724,364

The above convertible note contains a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of common stock issuable upon conversion of the note is indeterminate. Accordingly, we have recorded the $730,400 fair value of the embedded conversion feature as a derivative liability at the July 22, 2016 issuance date and charged $166,000 to debt discounts and the remaining $564,400 to expense from derivative liability. The $6,036 decrease in the fair value of the derivative liability from $730,400 at July 22, 2016 to $724,364 at December 31, 2016 was credited to expense from derivative liability. The fair value of the derivative liability is measured at the respective issuance date and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the note at December 31, 2016 include (1) stock price of $0.03 per share, (2) exercise price of $0.0066 per share, (3) term of 112 days, (4) expected volatility of 609% and (5) risk free interest rate of 0.62%.

NOTE 9. CAPITAL STOCK

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

On October 18, 2016 the Company sold 1,333,333 restricted shares of common stock to an accredited investor at $0.03 per share for total proceeds of $40,000.

NOTE 10. INCOME TAXES

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2016 the Company had net operating loss carryforwards of approximately $869,000 that may be offset against future taxable income through 2036. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	2016	2015
Deferred tax assets:
NOL Carryover	$295,574	$228,193
Valuation allowance	(295,574)	(228,193)

Net deferred tax asset	$—	$—

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal tax rates of 34% to pretax income for the years ended December 31, 2016 and 2015 due to the following:

	2016	2015
Expected tax at 34%	$(494,595)	$(715,666)
Non-deductible stock-based compensation	204,000	697,000
Non-deductible amortization of debt discounts	33,370	—
Non-deductible expense from derivative liability	189,844	—
Change in valuation allowance	67,381	18,666
Provision for (benefit from) income taxes	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2016	2015
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

NOTE 11. SUBSEQUENT EVENTS

In February and March 2017, the Company issued a total of 33,684,454 shares of common stock to Auctus Fund, LLC in satisfaction of a total of $11,672 principal (of the $166,000 note payable) and a total of $2,938 accrued interest.

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

On January 28, 2015 we engaged Michael T. Studer CPA P.C. (“Studer”), registered independent public accounting firm, as our independent accountant. Prior to the engagement of Studer, the Company has not consulted with Studer regarding either:

a)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Studer concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

b)	any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have not had any disagreements with any of our existing accountants during the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2016, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)   There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Elected Director(1)	Age	Background Information
James P. Foran (2012)	57

Mr. Foran, age 57, is a director and the Chief Executive Officer for Continental Industrial Services since 1999, a company that specializes in mechanical installation and maintenance of water and waste treatment facilities. Mr. Foran is also the Senior Project Manager for the Detroit Incinerator Rehabilitation since November 2010, renovation of one of the world’s largest incineration complex’s. Mr. Foran has more than twenty years of experience at managing personnel and projects in the Heavy Civil Engineering Construction field. His involvement has included a diverse background in multiple management areas: establishing budgets, schedules, project management, mechanical process, monitoring and coordination, and extensive personnel management experience. He has experience in the design and construction of industrial facilities and processes for chemical and municipal customers. Mr. Foran has a Juris Doctorate degree from the University of Detroit School of Law, and a Bachelor's degree in English Literature and Communications. Mr. Foran is currently licensed to practice law in Michigan.

(1) The business address of our sole director is 9864 E Grand River, Ste 110-301, Brighton, MI 48116.

Director Independence

We do not consider our sole member of the board of directors an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, our current director is not paid cash compensation for his service as director. The director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2016 and 2015, the Board held no in-person meetings during the fiscal years ended December 31, 2016 and 2015.

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

For the 2016 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation for the years ended December 31, 2016 and 2015 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. We did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the years ended December 31, 2016 and 2015, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year(1)	Salary	Stock Awards	All Other Compensation	Total

James P. Foran	2016	$—	$—	$—	$—
Chief Executive Officer	2015	$—	$—	$—	$—
Secretary and Chief Financial Officer

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officer did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2016 or 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March 31, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 9864 E Grand River, Ste 110-301, Brighton, Michigan 48116. As of March 31, 2017, we had 205,473,596 shares of common stock issued and outstanding. Each of our shares of common stock holds one vote. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name(1)	Sole Voting and Investment Power	Options Exercisable Within 60 Days		Other Beneficial Ownership	Total(2)	Percent of Class Outstanding(3)
James P. Foran(4)	—	—		—	—	*
Joseph Caywood(5)	37,625,000	50,000,000	(5)	—	87,625,000	34.3%
Mitchell Dean Hovendick(6)	37,625,000	50,000,000	(6)	—	87,625,000	34.3%

All current directors and executive officers as a group (1 person)	—	—		—	—	*

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

(3) The calculation of percentage of beneficial ownership is based upon: (i) 205,473,596 shares of common stock outstanding as of March 31, 2017, and (ii) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4) Chief Executive Officer, Chief Financial Officer and Director of the Company.

(5) Includes 5,000,000 shares of Series B Preferred Stock which are convertible into a total of 50,000,000 shares of common stock. Excludes 500 shares of Series A Preferred Stock held by Mr. Caywood which have super-voting rights of 100,000 votes per share but no conversion, dividend, and liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Caywood would beneficially hold 33.9% of the voting securities of the Company.

(6) Includes 5,000,000 shares of Series B Preferred Stock which are convertible into a total of 50,000,000 shares of common stock. Excludes 500 shares of Series A Preferred Stock held by Mr. Hovendick which have super-voting rights of 100,000 votes per share but no conversion, dividend, and liquidation rights. If the votes of the Series A Preferred Stock were taken into account, Mr. Hovendick would beneficially hold 33.9% of the voting securities of the Company.

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

JPX Global was organized as a corporation under the laws of the State of Nevada on December 18, 2008. Our authorized capital stock consists of 500,000,000 shares of common stock, par value $0.001 per share and 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2016, there were approximately 355 record holders of our common stock. There are no outstanding other options or warrants to purchase our stock.

Our charter provides that our board of directors may not amend our Articles of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our charter.

At December 31, 2016, we had 171,789,142 shares of common stock issued and outstanding, 1,000 shares of Series A preferred stock issued and outstanding, and 10,000,000 shares of Series B preferred stock issued and outstanding.

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

•	Series A Preferred Stock.The Series A Preferred Stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, the holders of our preferred stock are able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company. On December 31, 2016, 1,000 shares of our Series A Preferred Stock were issued and outstanding.

•	Series B Preferred Stock. The Series B Preferred Stock is convertible into 10 shares of common stock and is entitled to vote ratably together with holders of the Company’s common stock on all matters upon which common stockholders may vote. On December 31, 2016, 10,000,000 shares of our Series B Preferred Stock were issued and outstanding.

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

Change of Control

On February 5, 2014, the Company entered into an agreement to acquire all of the assets of Scorpex, Inc., a Nevada corporation, in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stockof the Company. Joseph Caywood was the controlling shareholder of both Scorpex, Inc. and the Company on February 5, 2014.

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

On January 6, 2014, the Company issued 1,000 shares of Series A Preferred Stock as security for outstanding debts of the Company to Joseph Caywood.Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of series A preferred stock carries one hundred thousand (100,000) votes, and holders of our Series A preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. Consequently, Mr. Caywood became able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

At December 31, 2016 and 2015, the Company was indebted to Joseph Caywood for advances to and for the Company in the amounts of $14,594 and $243,864, respectively. The liability is non-interest bearing and there are no terms of repayment.

At December 31, 2016 and 2015, the Company was indebted to Joseph Caywood under a Promissory Note assigned to Mr. Caywood by the Company’s former chief executive officer Robert Denman in the amount of $1,500. The Promissory Note is non-interest bearing, was due and payable on December 31, 2010, and is convertible into shares of common stock at $.001 per share.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed by our independent registered public accounting firm, Michael T. Studer, CPA P.C. during 2016 and 2015:

	2016	2015
Audit Fees	$22,500	$30,250
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$22,500	$30,250

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

JPX GLOBAL, INC.

/s/ James P. Foran
Dated: April 17, 2017	By: James P. Foran, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ James P. Foran	Chief Executive Officer	April 17, 2017
James P. Foran

