Form 10-Q
period 2017-03-31
JPX Global Inc.
filed 2017-05-22
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 12, 2017, the Company had outstanding 214,043,596 shares of common stock, par value $0.001 per share.

2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED MARCH 31, 2017

JPX GLOBAL, INC.
Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2017	2016

CURRENT ASSETS

Cash and cash equivalents	$451	$583

Total Current Assets	451	583

TOTAL ASSETS	$451	$583

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$38,746	$47,989
Advances from related parties	21,594	14,594
Notes payable to related parties	171,864	171,864
Notes payable	190,999	148,146
Convertible loan payable - related party	1,500	1,500
Derivative liability	182,387	724,364

Total Current Liabilities	607,090	1,108,457

TOTAL LIABILITIES	607,090	1,108,457

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
214,043,596 and 171,789,142 shares issued and outstanding, respectively	214,043	171,789
Additional paid-in capital	33,454,201	33,468,361
Accumulated deficit	(34,284,884)	(34,758,025)

Total Stockholders' Deficit	(606,639)	(1,107,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$451	$583

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

NET REVENUES	$—	$—

OPERATING EXPENSES

Professional and accounting fees	747	552
Other general and administrative	132	247

Total Operating Expenses	879	799

LOSS FROM OPERATIONS	(879)	(799)

OTHER INCOME (EXPENSES)

Income from derivative liability	541,976	—
Interest expense (including the amortization of debt
discounts of $54,525 and $-0-, respectively)	(67,956)	(359)

Total Other Income (Expenses)	474,020	(359)

NET INCOME (LOSS)	$473,141	$(1,158)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic	185,156,364	167,455,809
Diluted	426,954,546	167,455,809

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$473,141	$(1,158)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount	54,525	—
Expense (income) from derivative liability	(541,976)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,178	911

Net Cash Used by Operating Activities	(7,132)	(247)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from advances from related party	7,000	200

Net Cash Provided by Financing Activities	7,000	200

NET DECREASE IN CASH AND CASH EQUIVALENTS	(132)	(47)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	583	83

CASH AND CASH EQUIVALENTS, END OF PERIOD	$451	$36

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Taxes	$—	$—

Non-cash financing activities:
Issuance of common stock in satisfaction of notes payable
and accrued interest	$28,094	$—

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company does not have sufficient working capital for its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern. The Company has incurred accumulated losses of $34,284,884 from inception (December 18, 2008) through March 31, 2017.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company has developed a strategy which it believes will accomplish this objective through short term loans from related parties, and additional equity investments, which will enable the company to continue operations for the coming year. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2016, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

Common Shares Issuable
2016
Convertible note payable	—
Convertible loan payable – related party	1,500,000
Series B Preferred Stock	100,000,000
Total common shares issuable	101,500,000

NOTE 5 – ADVANCES FROM RELATED PARTIES

The advances from related parties liability at March 31, 2017 ($21,594) and December 31, 2016 ($14,594) is due to Joseph Caywood, significant stockholder of the Company and John D. Thomas PC, legal counsel of the Company. The liabilities are non-interest bearing and there are no terms of repayment.

On July 1, 2016, the Company issued a $254,364 Promissory Note to Joseph Caywood in satisfaction of the then advances from related party liability of $254,364. See Note 6.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties at March 31, 2016 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015 (A)	$8,000	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015 (A)	8,000	8,000
Promissory note dated November 15, 2015, interest at 8% per annum, interest and principal due May 15, 2016 (A)	2,000	2,000
Promissory note dated April 15, 2016, interest at 8% per annum, interest and principal due October 12, 2016 (A)	3,000	3,000
Promissory note dated May 21, 2016, interest at 8% per annum, interest and principal due November 17, 2016 (A)	2,000	2,000
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	148,864	148,864
Total	$171,864	$171,864

(A)	These notes are payable to Mitchell Dean Hovendick, owner of 500 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock, and 37,625,000 shares of common stock.

(B)	This note is payable to Joseph Caywood, owner of 500 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock, and 37,625,000 shares of common stock. The original note was in the amount of $254,364 and arose from the Company’s satisfaction of the then advances from related party liability of $254,364 (See Note 5). From July 1, 2016 to March 31, 2017, the Company repaid $105,500 of the note.

NOTE 7 – NOTES PAYABLE

The notes payable at March 31, 2017 consisted of the following:

	March 31, 2017	December 31, 2016
Convertible note payable dated July 22, 2016, interest at 10% due on April 22,2017 – net of discount of $13,328 and $67,854, respectively (A)	$140,999	$98,146
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	50,000	50,000
Total	$190,999	$148,146

(A) On July 22, 2016, the Company issued a $166,000 Convertible Promissory Note to Auctus Fund, LLC (“Auctus”) for net loan proceeds of $150,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due April 22, 2017, and is convertible at the option of Auctus into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to July 22, 2016 or (b) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 9 – Derivative Liability.

(B) This note is payable to the Company’s law firm for legal services rendered.

NOTE 8 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of March 31, 2017 and December 31, 2016, the balance of the loan is $1,500.

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017
	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$154,328	$182,387
Totals	$154,328	$182,387
10

	December 31, 2016
	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$166,000	$724,364
Totals	$166,000	$724,364

The above convertible note contains a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of commons stock issuable upon conversion of the note is indeterminate. Accordingly, we have recorded the $730,400 fair value of the embedded conversion feature as a derivative liability at the July 22, 2016 issuance date and charged $166,000 to debt discounts and the remaining $564,400 to expense from derivative liability. The $548,013 decrease in the fair value of the derivative liability from $730,400 at July 22, 2016 to $182,387 at March 31, 2017 was credited to income (expense) from derivative liability ($6,036 in the year ended December 31, 2016 and $541,976 in the three months ended March 31, 2017). The fair value of the derivative liability is measured at the respective issuance date and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the note at March 31, 2017 include (1) stock price of $0.002 per share, (2) exercise price of $0.0011 per share, (3) term of 22 days, (4) expected volatility of 577% and (5) risk free interest rate of 0.18%.

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

During the quarter ended March 31, 2017, the Company issued a total of 42,254,454 shares of common stock for the satisfaction of notes payable and accrued interest totaling $28,094.

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

Our ability to generate revenues during the year 2017 and beyond depends substantially upon the Company’s resources available in order to develop and grow the integrated waste and waste management businesses. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, our ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2017 and 2016.

Revenues. For the three months ended March 31, 2017 and 2016, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2017.

Consulting Fees. Consulting fees for the three months ended March 31, 2017 and 2016 were $-0-.

Professional Fees. Professional fees for the three months ended March 31, 2017 were $747 compared to $552 for the three months ended March 31, 2016. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended March 31, 2017 were $132 compared to $247 for the three months ended March 31, 2016. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other income of $474,020 for the three months ended March 31, 2017 compared to net other expense of $359 for the three months ended March 31, 2016. In 2017, other expenses consist of interest expense on promissory notes issued by the company in the amount of $67,956 which includes the amortization of debt discounts in the amount of $54,525. The Company also recorded income from derivative liability in the amount of $541,976.

Liquidity and Capital Resources

As of March 31, 2017, our primary source of liquidity consisted of $451 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties and through the private placement of our common stock. For the three months ended March 31, 2017, we used $7,132 cash in operating activities and were provided $7,000 cash from financing activities.

We have sustained significant net losses which have resulted in an accumulated deficit at March 31, 2017 of $34,284,884 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ending December 31, 2017 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of March 31, 2017, the end of our quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2017, the Company issued a total of 42,254,454 shares of common stock for the satisfaction of notes payable and accrued interest totaling $28,094.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
31	Certification by Chief Executive Officer, Joseph Caywood, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Joseph Caywood, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: May 22, 2017	By: /s/ Joseph Caywood_____
Joseph Caywood
Chief Executive Officer

