Form 10-Q
period 2017-06-30
JPX Global Inc.
filed 2017-08-21
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 000-54793

JPX GLOBAL, INC.

(Name of Small Business Issuer in Its Charter)

Nevada	26-2801338
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11650 South State Street, Ste. 240
Draper, UT	84020
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2533
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 14, 2017, the Company had outstanding 214,043,596 shares of common stock, par value $0.001 per share.

2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2017

JPX GLOBAL, INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2017	2016
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$319	$583

Total Current Assets	319	583

TOTAL ASSETS	$319	$583

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$71,285	$47,989
Advances from related parties	21,594	14,594
Notes payable to related parties	171,864	171,864
Notes payable	204,328	148,146
Convertible loan payable - related party	1,500	1,500
Derivative liability	280,596	724,364

Total Current Liabilities	751,167	1,108,457

TOTAL LIABILITIES	751,167	1,108,457

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 500,000,000 shares authorized,
214,043,596 and 171,789,142 shares issued and outstanding, respectively	214,043	171,789
Additional paid-in capital	33,454,201	33,468,361
Accumulated deficit	(34,429,093)	(34,758,025)

Total Stockholders' Deficit	(750,848)	(1,107,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$319	$583

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Consulting fees (including stock-based compensation of
$-0-, $600,000, $-0- and $600,000, respectively)	—	600,000	—	600,000
Professional and accounting fees	24,267	22,656	25,014	23,208
Other general and administrative	132	547	264	794

Total Operating Expenses	24,399	623,203	25,278	624,002

LOSS FROM OPERATIONS	(24,399)	(623,203)	(25,278)	(624,002)

OTHER INCOME (EXPENSES)

Income (loss) from derivative liability	(98,208)	—	443,768	—
Interest expense (including the amortization of debt
discounts of $13,328, $-0-, $67,854 and $-0-, respectively)	(21,602)	(427)	(89,558)	(786)

Total Other Income (Expenses)	(119,810)	(427)	354,210	(786)

NET INCOME (LOSS)	$(144,209)	$(623,630)	$328,932	$(624,788)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic	214,043,596	168,301,963	199,679,779	167,878,886
Diluted	214,043,596	168,301,963	426,954,546	167,878,886

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$328,932	$(624,788)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	600,000
Amortization of debt discount	67,854	—
Income from derivative liability	(443,768)	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,718	9,294

Net Cash Used by Operating Activities	(7,264)	(15,494)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable to related party	—	5,000
Proceeds from advances from related party	7,000	10,500

Net Cash Provided by Financing Activities	7,000	15,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(264)	6

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	583	83

CASH AND CASH EQUIVALENTS, END OF PERIOD	$319	$89

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Taxes	$—	$—

Non-cash financing activities:
Common stock issued for services	$—	$600,000
Issuance of common stock in satisfaction of notes payable and accrued interest	$28,094	$—

The accompanying notes are an integral part of these financial statements

JPX Global, Inc.

Notes to Financial Statements

June 30, 2017

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

On February 5, 2014, the Company entered into an agreement to acquire all the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B Preferred Stock of the Company. Scorpex was majority owned and controlled by JPX Global, Inc.’s then controlling shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. With the acquisition of these assets, which consist primarily of a license agreement, the Company modified its business plan to include the development of waste management services including the storage, recycling, and disposal of waste.  The Company does not presently have any waste management operations.

The acquired assets consist primarily of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS was assigned to JPX. TAS was a wholly owned subsidiary of Scorpex, and was, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities were under common control and the license agreement had no basis on Scorpex’s books, the transaction was recorded at a value of $-0-.

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be

JPX Global, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2017, the Company had $319 cash, negative working capital of $750,848 (including past due debt), and no business operations. These conditions raise substantial doubt about our ability to meet our future financial operations as they become due within one year after the date that the financial statements are issued.

Continuation of the company as a going concern is dependent upon obtaining additional working capital and the management of the company plans to accomplish this objective through short term loans from related parties and additional equity investments, which will enable the company to continue operations for the coming year. However, no financing arrangements have yet been implemented. Therefore, these plans do not alleviate the conditions that raise substantial doubt about our ability to continue as a going concern for one year after the date that the financial statements are issued.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4 – NET INCOME (LOSS) PER COMMON SHARE

The Company follows ASC Topic 260 to account for earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding.

For the periods presented, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Three Months Ended June 30,		Six Months Ended June, 30
	2017	2016	2016
Convertible note payable	133,920,697	—	—
Convertible loan payable – related party	1,500,000	1,500,000	1,500,000
Series B Preferred Stock	100,000,000	100,000,000	100,000,000
Total common shares issuable	235,420,697	101,500,000	101,500,000

JPX Global, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

NOTE 5 – ADVANCES FROM RELATED PARTIES

The advances from related parties liability at June 30, 2017 ($21,594) and December 31, 2016 ($14,594) are due to Joseph Caywood, former chief executive officer and significant stockholder of the Company and John D. Thomas PC, legal counsel of the Company. The liabilities are non-interest bearing and there are no terms of repayment.

On July 1, 2016, the Company issued a $254,364 Promissory Note to Joseph Caywood in satisfaction of the then advances from related party liability of $254,364. See Note 6.

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015 (A)	$8,000	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015 (A)	8,000	8,000
Promissory note dated November 15, 2015, interest at 8% per annum, interest and principal due May 15, 2016 (A)	2,000	2,000
Promissory note dated April 15, 2016, interest at 8% per annum, interest and principal due October 12, 2016 (A)	3,000	3,000
Promissory note dated May 21, 2016, interest at 8% per annum, interest and principal due November 17, 2016 (A)	2,000	2,000
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	148,864	148,864
Total	$171,864	$171,864

(A)	These notes are payable to Mitchell Dean Hovendick, owner of 1,000 shares of Series A Preferred Stock, 10,000,000 shares of Series B Preferred Stock, and 75,250,000 shares of common stock.

(B)	This note is payable to Joseph Caywood, former owner of 500 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock, and 37,625,000 shares of common stock. The original note was in the amount of $254,364 and arose from the Company’s satisfaction of the then advances from related party liability of $254,364 (See Note 5). From July 1, 2016 to March 31, 2017, the Company repaid $105,500 of the note.

JPX Global, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

NOTE 7 – NOTES PAYABLE

The notes payable at June 30, 2017 consisted of the following:

	June 30, 2017	December 31, 2016
Convertible note payable dated July 22, 2016, interest at 10% due on April 22,2017 – net of discount of $-0- and $67,854, respectively (A)	$154,328	$98,146
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	50,000	50,000
Total	$204,328	$148,146

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

NOTE 8 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the company entered into a Promissory Note agreement with the former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of June 30, 2017 and December 31, 2016, the balance of the loan is $1,500.

NOTE 9 – DERIVATIVE LIABILITY

The derivative liability at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017
	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$154,328	$280,596
Totals	$154,328	$280,596
10

JPX Global, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

	December 31, 2016
	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$166,000	$724,364
Totals	$166,000	$724,364

The above convertible note contains a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of commons stock issuable upon conversion of the note is indeterminate. Accordingly, we have recorded the $730,400 fair value of the embedded conversion feature as a derivative liability at the July 22,2016 issuance date and charged $166,000 to debt discounts and the remaining $564,400 to expense from derivative liability. The $449,804 decrease in the fair value of the derivative liability from $730,400 at July 22, 2016 to $280,596 at June 30, 2017 was credited to income from derivative liability ($6,036 in the year ended December 31, 2016 and $443,768 in the six months ended June 30, 2017). The fair value of the derivative liability is measured at the respective issuance date and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the note at June 30, 2017 include (1) stock price of $0.0034 per share, (2) exercise price of $0.0012 per share, (3) term of 0 days, (4) expected volatility of 467% and (5) risk free interest rate of 0.84%.

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

On February 5, 2014 (see Note 1 above), the Company entered into an agreement to acquire all the operating assets of Scorpex, Inc. (“Scorpex”) (an entity related by common control) in exchange for 105,000,000 shares of common stock and 10,000,000 shares of Series B preferred stock of the Company. Scorpex was majority owned and controlled by JPX Global, Inc.’s former significant shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote.

On February 17, 2015, pursuant to a Consulting Agreement with Joseph Caywood dated January 1, 2015 (term ended March 31, 2015), the Company issued a total of 2,050,000 shares of common stock to 18 individuals/entities for services rendered to the Company. The stock was valued at $2,050,000 and was expensed as consulting fees in the three months ended March 31, 2015.

JPX Global, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

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

During the three months ended March 31, 2017, the Company issued a total of 42,254,454 shares of common stock for the satisfaction of notes payable and accrued interest totaling $28,094.

NOTE 11 – SUBSEQUENT EVENT

On August 8, 2017, the Company entered into a Settlement Agreement and Mutual General Release with Auctus Fund, LLC (“Auctus”) (see Note 7). The agreement provides for a $54,000 increase of the outstanding principal balance of the Note (from $154,328 to $208,328). The agreement also provides for the Company’s issuance of an irrevocable letter of instruction to its transfer agent to reserve initially 933,333,334 shares of common stock for conversion of the Amended Note.

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

Overview

On February 5, 2014, the Company entered into an agreement to acquire all of the operating assets of Scorpex, Inc., (“Scorpex”) (an entity related by common control) a Nevada corporation, in exchange for 105,000,000 shares of Common Stock and 10,000,000 shares of Series B Preferred Stock. Scorpex was majority owned and controlled by JPX Global, Inc.’s then controlling shareholder, Joseph Caywood. Each share of Series B preferred stock is convertible into 10 shares of common stock and is entitled to vote ratably together with our common stockholders on all matters upon which common stockholders may vote. The acquired assets consist primarily of a license agreement. We are now exploring the expansion of our business to further develop our operations to capitalize on the opportunities available primarily in Mexico, in the integrated waste, and waste management service operations, including the receiving, storage, transfer and disposal of waste in an environmental manner. In providing these services, we intend to actively pursue projects and initiatives that we believe make a positive difference for our environment which will be focused on gasification of waste in an environmental manner. It is expected that our customer base will include commercial, industrial, municipal and residential customers, other waste management companies, electric utilities, and governmental entity properties. We have not realized any revenues to date. We do not have sufficient capital to enable us to commence and complete our planned program. We will require additional financing in order to conduct the planned program described herein. Our auditors have issued a going concern opinion, raising substantial doubt about the Company's financial prospects, and the Company’s ability to continue as a going concern. As a waste management company, our principal sources of revenue will result from waste management contracts, but will also include revenue from ancillary services related to the handling and conversion of waste. Expenses which comprise the costs of goods sold will include the operational and staffing costs of the trucks and other vehicles used for transporting and special licensing where required. General and administrative expenses will include administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses will include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

The acquired assets consist primarily of a license agreement between Scorpex and Tratamientos Ambientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities were under common control and the license agreement had no basis on Scorpex’s books, the transaction was recorded at a value of $-0-.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2017 and 2016.

Revenues. For the three and six months ended June 30, 2017 and 2016, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2017.

Consulting Fees. Consulting fees for the three months ended June 30, 2017 were $-0- compared to $600,000 for the three months ended June 30, 2016. Consulting fees for the six months ended June 30, 2017 were $-0- compared to $600,000 for the six months ended June 30, 2016. During the six months ended June 30, 2016 the Company issued 3,000,000 shares of common stock for services rendered to the Company. The shares were valued at $600,000 which represented the market price on the date of issuance.

Professional Fees. Professional fees for the three months ended June 30, 2017 were $24,267 compared to $22,656 for the three months ended June 30, 2016. Professional fees for the six months ended June 30, 2017 were $25,014 compared to $23,208 for the six months ended June 30, 2016. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended June 30, 2017 were $132 compared to $547 for the three months ended June 30, 2016. Other general and administrative expenses for the six months ended June 30, 2017 were $264 compared to $794 for the six months ended June 30, 2016. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expense of $119,810 for the three months ended June 30, 2017 compared to net other expense of $427 for the three months ended June 30, 2016. The Company had net other income of $354,210 for the six months ended June 30, 2017 compared to net other expense of $786 for the six months ended June 30, 2016. In 2017, other expenses consist of interest expense on promissory notes issued by the company in the amount of $89,558 which includes the amortization of debt discounts in the amount of $67,854. The Company also recorded income from derivative liability in the amount of $443,768.

Liquidity and Capital Resources

As of June 30, 2017, our primary source of liquidity consisted of $319 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties, notes payable, and through the private placement of our common stock. For the six months ended June 30, 2017, we used $7,264 cash in operating activities and were provided $7,000 cash from financing activities.

We have sustained significant net losses which have resulted in an accumulated deficit at June 30, 2017 of $34,429,093 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ending December 31, 2017 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of June 30, 2017, the end of our quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company recently entered into a settlement agreement with Auctus Fund LLC ("Auctus") for a dispute regarding that certain Securities Purchase Agreement dated July 22, 2016. The Company did not have enough authorized shares available for conversion by Auctus. Auctus filed suit against the Company for breach of this Securities Purchase Agreement. The Company has settled this lawsuit on August 8, 2017 for $220,000 to be paid by reinstating the convertible promissory note and increasing the authorized and allowing for a reserve of shares to allow for future conversions attached herewith as Exhibit 10.1.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued a total of 42,254,454 shares of common stock for the satisfaction of notes payable and accrued interest totaling $28,094.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM	6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on January 9, 2013).
10.1	Auctus Fund LLC - Settlement Agreement (incorporated by reference from our report on form 8-K filed on August 14, 2017).
31	Certification by Chief Executive Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: August 21, 2017	By: /s/ Chene Gardner_____
Chene Gardner
Chief Executive Officer

