Form 10-Q
period 2017-09-30
JPX Global Inc.
filed 2018-03-29
CIK 1506814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 21, 2018, the Company had outstanding 214,043,596 shares of common stock, par value $0.001 per share.

2

JPX GLOBAL, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

JPX GLOBAL, INC.
Balance Sheets

ASSETS
	September 30,	December 31,
	2017	2016
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$187	$583

Total Current Assets	187	583

TOTAL ASSETS	$187	$583

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$79,818	$47,989
Advances from related parties	21,594	14,594
Notes payable to related parties	184,864	171,864
Notes payable	258,328	148,146
Convertible loan payable - related party	1,500	1,500
Derivative liability	265,144	724,364

Total Current Liabilities	811,248	1,108,457

TOTAL LIABILITIES	811,248	1,108,457

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 40,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value; 1,000 and
1,000 shares issued and outstanding, respectively	1	1
Series B Preferred Stock, $0.001 par value; 10,000,000 and
10,000,000 shares issued and outstanding, respectively	10,000	10,000
Common stock, $0.001 par value; 1,500,000,000 shares authorized,
214,043,596 and 171,789,142 shares issued and outstanding, respectively	214,043	171,789
Additional paid-in capital	33,454,201	33,468,361
Accumulated deficit	(34,489,306)	(34,758,025)

Total Stockholders' Deficit	(811,061)	(1,107,874)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$187	$583

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET REVENUES	$—	$—	$—	$—

OPERATING EXPENSES

Consulting fees (including stock-based compensation of
$-0-, $-0-, $-0- and $600,000, respectively)	—	30,000	—	630,000
Professional and accounting fees	12,279	90,105	37,293	113,313
Other general and administrative	132	21,038	396	21,832

Total Operating Expenses	12,411	141,143	37,689	765,145

LOSS FROM OPERATIONS	(12,411)	(141,143)	(37,689)	(765,145)

OTHER INCOME (EXPENSES)

Income (loss) from derivative liability	15,451	(127,971)	459,219	(127,971)
Interest expense (including the amortization of debt discounts
of $-0-, $42,409, $67,854 and $42,409, respectively)	(63,253)	(51,208)	(152,811)	(51,994)

Total Other Income (Expenses)	(47,802)	(179,179)	306,408	(179,965)

NET INCOME (LOSS)	$(60,213)	$(320,322)	$268,719	$(945,110)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic	214,043,596	170,455,809	204,520,333	168,733,181
Diluted	214,043,596	170,455,809	542,756,310	168,733,181

The accompanying notes are an integral part of these financial statements

JPX GLOBAL, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$268,719	$(945,110)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	—	600,000
Note payable issued for legal services	—	50,000
Default fees added to notes payable	54,000	—
Amortization of debt discount	67,854	42,409
Expense (income) from derivative liability	(459,219)	127,971
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	48,250	8,427

Net Cash Used by Operating Activities	(20,396)	(116,303)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from note payable	—	166,000
Proceeds from notes payable to related party	13,000	5,000
Proceeds from advances from related party	7,000	11,500
Payments on note payable to related party	—	(66,200)

Net Cash Provided by Financing Activities	20,000	116,300

NET DECREASE IN CASH AND CASH EQUIVALENTS	(396)	(3)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	583	83

CASH AND CASH EQUIVALENTS, END OF PERIOD	$187	$80

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
Interest	$—	$—
Taxes	$—	$—

Non-cash financing activities:
Common stock issued for services	$—	$600,000
Issuance of note payable to related party in satisfaction of
advances from related party liability	$—	$254,364
Issuance of common stock in satisfaction
of notes payable and accrued interest	$28,094	$—

The accompanying notes are an integral part of these financial statements

JPX Global, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - ORGANIZATION

JPX Global, Inc. (the “Company” or “JPX”) was incorporated under the laws of the state of Nevada on December 18, 2008, with 75,000,000 authorized common shares with a par value of $0.001. On January 3, 2013, the Company approved the action to amend and restate the Articles of Incorporation of the Company and increase the authorized common shares to 500,000,000 and create and authorize 40,000,000 shares of Preferred Stock which was approved by written consent of the holders representing approximately 67% of the outstanding voting securities of the Company. Series A Preferred Stock was created and designated with super-voting rights of 100,000 votes per share of Series A Preferred Stock held, but no conversion, dividend and liquidation rights. On July 12, 2017, the Company amended the Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock to change the voting rights of each share of Series A Preferred Stock to equal four times the sum of all shares of common stock issued and outstanding at time of voting plus the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting divided by the number of shares of Series A Preferred Stock issued and outstanding at the time of voting. On August 29, 2017, the Company amended its Articles of Incorporation to increase the authorized common shares to 1,500,000,000 shares.

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

The acquired assets consist primarily of a license agreement between Scorpex and TratamientosAmbientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS was assigned to JPX. TAS was a wholly owned subsidiary of Scorpex, and was, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities were under common control and the license agreement had no basis on Scorpex’s books, the transaction was recorded at a value of $-0-.

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

JPX Global, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2016. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2017, the Company had $187 cash, negative working capital of $811,061 (including past due debt), and no business operations. These conditions raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued.

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

JPX Global, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

For the periods presented, the common shares underlying the following dilutive securities were excluded from the calculation of diluted shares outstanding as the effect of their inclusion would be anti-dilutive:

	Common Shares Issuable
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2016
Convertible note payable	236,735,977	6,036,364	6,036,364
Convertible loan payable – related party	1,500,000	1,500,000	1,500,000
Series B Preferred Stock	100,000,000	100,000,000	100,000,000
Total common shares issuable	338,235,977	107,536,364	107,536,364

NOTE 5 - ADVANCES FROM RELATED PARTIES

The advances from related parties liability at September 30, 2017 ($21,594) and December 31, 2016 ($14,594) are due to Joseph Caywood, former chief executive officer and significant stockholder of the Company, and John D. Thomas PC, legal counsel of the Company. The liabilities are non-interest bearing and there are no terms of repayment.

On July 1, 2016, the Company issued a $254,364 Promissory Note to Joseph Caywood in satisfaction of the then advances from related party liability of $254,364. See Note 6.

JPX Global, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

The notes payable to related parties at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Promissory note dated May 20, 2015, interest at 8% per annum, interest and principal due November 20, 2015 (A)	$8,000	$8,000
Promissory note dated June 24, 2015, interest at 8% per annum, interest and principal due December 24, 2015 (A)	8,000	8,000
Promissory note dated November 15, 2015, interest at 8% per annum, interest and principal due May 15, 2016 (A)	2,000	2,000
Promissory note dated April 15, 2016, interest at 8% per annum, interest and principal due October 12, 2016 (A)	3,000	3,000
Promissory note dated May 21, 2016, interest at 8% per annum, interest and principal due November 17, 2016 (A)	2,000	2,000
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	148,864	148,864
Promissory note dated August 9, 2017, interest at 8% per annum, interest and principal due February 9, 2019 (A)	6,500	—
Promissory note dated September 8, 2017, interest at 8% per annum, interest and principal due March 8, 2019 (A)	6,500	—
Total	$184,864	$171,864

(A)	These notes are payable to Mitchell Dean Hovendick, owner of 1,000 shares of Series A Preferred Stock, 10,000,000 shares of Series B Preferred Stock, and 75,250,000 shares of common stock.

(B)	This note is payable to Joseph Caywood, former owner of 500 shares of Series A Preferred Stock, 5,000,000 shares of Series B Preferred Stock, and 37,625,000 shares of common stock. The original note was in the amount of $254,364 and arose from the Company’s satisfaction of the then advances from related party liability of $254,364 (See Note 5). From July 1, 2016 to December 31, 2016, the Company repaid $105,500 of the note.

JPX Global, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

NOTE 7 – NOTES PAYABLE

The notes payable at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Convertible note payable dated July 22, 2016, interest at 10% due on April 22, 2017 – net of discount of $-0- and $67,854, respectively (A)	$208,328	$98,146
Promissory note dated July 1, 2016, interest at 8% per annum, interest and principal due on demand (B)	50,000	50,000
Total	$258,328	$148,146

(A) On July 22, 2016, the Company issued a $166,000 Convertible Promissory Note to Auctus Fund, LLC (“Auctus”) for net loan proceeds of $150,000. The note bears interest at a rate of 10% per annum (24% per annum default rate), is due April 22, 2017, and is convertible at the option of Auctus into shares of the Company common stock at a Conversion Price equal to the lesser of (a) 55% of the lowest Trading Price during the 25 Trading Day period prior to July 22, 2016 or (b) 55% of the lowest Trading Price during the 25 Trading Day period prior to the Conversion Date. See Note 9 – Derivative Liability. On August 8, 2017, the Company entered into a Settlement Agreement and Mutual General Release with Auctus. The agreement provided for a $54,000 increase of the outstanding principal balance of the Note (from $154,328 to $208,328). The agreement also provided for the Company’s issuance of an irrevocable letter of instruction to its transfer agent to reserve initially 933,333,334 shares of common stock for conversion of the Amended Note.

(B) This note is payable to the Company’s law firm for legal services rendered.

NOTE 8 - CONVERTIBLE LOAN PAYABLE - RELATED PARTY

On December 18, 2008, the Company entered into a Promissory Note agreement with a former CEO of the Company. The note is for a sum of $1,500, is non interest bearing, and was due and payable on December 31, 2010. The note provides that if the note was not paid on December 31, 2010, the note can be converted to shares of common stock of the Company for $.001 per share. On January 3, 2013, this note was assigned to Joseph Caywood, the then controlling shareholder of JPX. The Company and Joseph Caywood have verbally agreed that the Company will pay the loan off as it is able to without penalty, and Joseph Caywood will not convert the debt into shares of common stock. As of September 30, 2017 and December 31, 2016, the balance of the loan is $1,500.

JPX Global, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

9 - DERIVATIVE LIABILITY

The derivative liability at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017
	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$208,328	$265,144
Totals	$208,328	$265,144

	December 31, 2016
	Face Value	Derivative Liability
Convertible note payable issued July 22, 2016, due April 22, 2017	$166,000	$724,364
Totals	$166,000	$724,364

The above convertible note contains a variable conversion feature based on the future trading price of the Company common stock. Therefore, the number of shares of commons stock issuable upon conversion of the note is indeterminate. Accordingly, we recorded the $730,400 fair value of the embedded conversion feature as a derivative liability at the July 22, 2016 issuance date and charged $166,000 to debt discounts and the remaining $564,400 to expense from derivative liability. The $465,256 decrease in the fair value of the derivative liability from $730,400 at July 22, 2016 to $265,144 at September 30, 2017 was credited to income from derivative liability ($6,036 in the year ended December 31, 2016 and $459,220 in the nine months ended September 30, 2017). The fair value of the derivative liability is measured at the respective issuance date and quarterly thereafter using the Black Scholes option pricing model. Assumptions used for the calculation of the derivative liability of the note at September 30, 2017 include (1) stock price of $0.002 per share, (2) exercise price of $0.00088 per share, (3) term of 0 days, (4) expected volatility of 117% and (5) risk free interest rate of 0.96%.

NOTE 10 - CAPITAL STOCK

On January 6, 2014, the Company issued 1,000 shares of Series A preferred stock as security for outstanding debts of the Company owed to Joseph Caywood. Although the preferred stock carried no dividend, distribution, liquidation or conversion rights, each share of Series A preferred stock carried one hundred thousand (100,000) votes, and holders of our Series A preferred stock are able to vote together with our common stockholders on all matters upon which common stockholders may vote. On July 12, 2017, the Company amended the Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock to change the voting rights of each share of Series A Preferred Stock to equal four times the sum of all shares of common stock issued and outstanding at time of voting plus the total number of votes of all other classes of preferred stock which are issued and outstanding at the time of voting divided by the number of shares of Series A Preferred Stock issued and outstanding at the time of voting.

JPX Global, Inc.

Notes to Financial Statements

September 30, 2017

(Unaudited)

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

NOTE 11 – SUBSEQUENT EVENTS

On January 22, 2018, the Company was named in a lawsuit along with 3 other defendants (i.e., Joseph Caywood, Scorpex, and a subsidiary of Scorpex). The plaintiff claims that he loaned money to and/or purchased stock from the Company and the other defendants and has not received repayment or stock that was promised. Plaintiff seeks damages in an amount to be determined at trial but in excess of $15,000, punitive damages in an amount to be determined at trial, attorney’s fees and costs of suit, and prejudgment and post-judgment interest on the amounts owed. The Company is currently in the process of preparing a response in defense of this lawsuit.

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

The acquired assets consist primarily of a license agreement between Scorpex and TratamientosAmbientales Scorpion, S.A. de C.V. (a corporation formed under the laws of Mexico) (“TAS”). This license agreement with TAS has been assigned to JPX. TAS is a wholly owned subsidiary of Scorpex, and is, therefore, a common control entity. ASC 805-50-30-5 provides guidance on measuring assets and liabilities transferred between entities under common control. As these entities were under common control and the license agreement had no basis on Scorpex’s books, the transaction was recorded at a value of $-0-.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2017 and 2016.

Revenues. For the three and nine months ended September 30, 2017 and 2016, net revenues were $-0-. The Company expects to generate revenues with the acquisition of the waste management assets previously described. The Company hopes to commence operations during 2018.

Consulting Fees. Consulting fees for the three months ended September 30, 2017 were $-0- compared to $30,000 for the three months ended September 30, 2016. Consulting fees for the nine months ended September 30, 2017 were $-0- compared to $630,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2016 the Company issued 3,000,000 shares of common stock for services rendered to the Company. The shares were valued at $600,000 which represented the market price on the date of issuance.

Professional Fees. Professional fees for the three months ended September 30, 2017 were $12,279 compared to $90,105 for the three months ended September 30, 2016. Professional fees for the nine months ended September 30, 2017 were $37,293 compared to $113,313 for the nine months ended September 30, 2016. Professional fees consist mainly of the fees for the audits and reviews of the Company’s financial statements as well as the filings with the SEC. The Company anticipates that professional fees will increase commensurate with an increase in our operations.

Other General and Administrative Expenses. Other general and administrative expenses for the three months ended September 30, 2017 were $132 compared to $21,038 for the three months ended September 30, 2016. Other general and administrative expenses for the nine months ended September 30, 2017 were $396 compared to $21,832 for the nine months ended September 30, 2016. We expect that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our waste management business.

Other Income (Expense). The Company had net other expense of $47,802 for the three months ended September 30, 2017 compared to net other expense of $179,179 for the three months ended September 30, 2016. The Company had net other income of $306,408 for the nine months ended September 30, 2017 compared to net other expense of $179,965 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, other expenses consisted of interest expense on promissory notes issued by the company in the amount of $152,811 which includes the amortization of debt discounts in the amount of $67,854. The Company also recorded income from derivative liability in the amount of $459,219.

Liquidity and Capital Resources

As of September 30, 2017, our primary source of liquidity consisted of $187 in cash and cash equivalents. Since inception, we have financed our operations through a combination of short term loans from related parties, notes payable, and through the private placement of our common stock. For the nine months ended September 30, 2017, we used $20,396 cash in operating activities and were provided $20,000 cash from financing activities.

We have sustained significant net losses which have resulted in an accumulated deficit at September 30, 2017 of $34,489,306 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. Historically, we have funded operating expenses through advances from related parties. We anticipate a net loss for the year ending December 31, 2017 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues or a receipt of cash from working capital loans or capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of September 30, 2017, the end of our quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2017, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company recently entered into a settlement agreement with Auctus Fund LLC ("Auctus") for a dispute regarding that certain Securities Purchase Agreement dated July 22, 2016. The Company did not have enough authorized shares available for conversion by Auctus. Auctus filed suit against the Company for breach of this Securities Purchase Agreement. The Company settled this lawsuit on August 8, 2017. The agreement provides for a $54,000 increase of the outstanding principal balance of the Note (from $154,328 to $208,328) and increasing the authorized number of shares and allowing for a reserve of shares to allow for future conversions attached herewith as Exhibit 10.1.

On January 22, 2018, the Company was named in a lawsuit along with 3 other defendants. The plaintiff claims that he loaned money to and/or purchased stock from the Company and has not received repayment or stock that was promised. The Company is currently in the process of preparing a response in defense of this lawsuit.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company issued a total of 42,254,454 shares of common stock for the satisfaction of notes payable and accrued interest totaling $28,094.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM	6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on Form 8-K filed on January 9, 2013).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on Form 8-K filed on January 9, 2013).
10.1	Auctus Fund LLC- Settlement Agreement
31	Certification by Chief Executive Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPX GLOBAL, INC.
Date: March 29, 2018	By: /s/ Chene Gardner_____
Chene Gardner
Chief Executive Officer

